Form 10KSB
period 1999-12-31
CYBERMARK INTERNATIONAL CORP
filed 2000-04-13
CIK 1092299

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1999
                             ---------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  __________________  to  ____________________

Commission file number   0-26919
                        ---------

                         CYBER MARK INTERNATIONAL CORP.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     N/A
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

359 Enford Road, Unit 1
Richmond Hill, Ontario, Canada                                  L4C 3G2
---------------------------------------                  ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:   (905) 770-4602
                             ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $241,849


     There were no sales of the issuers Common Stock to determine the value of the shares held by non-affiliates of the issuer. At March 31, 2000, 6,104,300 shares of issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                PAGE NO.

PART I

Item 1.           Business                                                3

Item 2.           Properties                                              6

Item 3            Legal Proceedings                                       6

Item 4.           Submission of Matters to a Vote of Security
                        Holders                                           6

PART II

Item 5.           Market for Registrant's Common Equity and
                        Related Stockholder Matters                       6

Item 6.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operation                7

Item 7.           Financial Statements and Supplementary Data             10

Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure            11

PART III

Item 9.           Directors and Executive Officers of the Registrant      11

Item 10.          Executive Compensation                                  12

Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                    12

Item 12.          Certain Relationships and Related Transactions          13

PART IV

Item 13.          Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                               13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     We manufacture virtual reality equipment and develop games for use with our equipment through our wholly owned subsidiary, The CM300 Corporation. The two main products that we currently manufacture and sell are the Cobra Immersive Virtual Reality System which includes up to six different games and the Virtual Speedway 300. Uniquely, we design and assemble the hardware, create the games for use with our hardware, write the software for the operation of our hardware and games and offer remote technical support.

     Virtual reality is an emerging technology which attempts to fully immerse the user in an interactive computer generated environment. The participant in a virtual reality experience interacts with the system through a series of sophisticated sensors which are both input and output devices. Input devices include data gloves which track hand positions and configurations and body suits which sense the entire orientation of the virtual reality participant. Output devices include complex head mounted displays and surround-sound audio systems. The result is an illusion to the participant that he is surrounded by three-dimensional computer generated objects.

     From its initial beginnings merely thirty years ago, virtual reality is evolving into many applications including those in the fields of industry, architecture, medicine, science and entertainment. We believe that virtual reality technology is developing in a manner similar to the personal computer where it was initially thought there were limited applications and its purpose was limited to specific tasks. Although entertainment promises the most potential, we believe that many other uses will be developed as the technology is refined and more readily available at commercially competitive prices.

Corporate History

     We were incorporated under the laws of the State of Delaware on June 9, 1998 to serve as a holding company for CM300. CM300 was incorporated under the laws of the Province of Ontario on January, 1996 and became our wholly-owned subsidiary on the same day that we were incorporated.

Products and Services

     Our principal products are the Cobra System and the related six games and the Virtual Speedway.

Cobra System

     The Cobra System is an immersive virtual reality system generated by computer. We have developed a second generation system that we are currently marketing. The Cobra System pod incorporates a cross platform capability which allows it to use PC based games adapted from systems such as Nintendo 64, Sony and Sega. The pod uses 18 1/2 square feet of space and weighs about 150 pounds. It is constructed from modular parts making it portable and easily repairable. The pod is designed with built in instructional videos and token, card, coin or bill verification to reduce the need for dedicated operational personnel for each or a limited number of pods as is the case with many competing products. We have been selling the Cobra System and its earlier versions since 1996, and the current average selling price of a Cobra System is approximately $11,000

     The six games currently available for use with the Cobra System are:

          o    Tresspasser

          o    Heavy Gear II

          o    Soldier of Fortune

          o    Quake II;

          o    Decent Free Space Battle Pack; and

          o    Unreal Tournament.

The above are all new games developed in 1998 - 1999.

     Because maintaining and expanding the variety of games available for use in this type of entertainment equipment is essential to their continued appeal, we devote substantial resources to developing various game applications. It is anticipated that we will develop additional games and new versions of old games for use with the Cobra System as demand and sales increase.

Virtual Speedway

     The Virtual Speedway is a real time virtual reality (as opposed to computer generated) system based on miniature models and motion video. To achieve a true sense of motion and involvement, a virtual race, the Virtual Speedway uses a miniature race track measuring 40 by 20 feet. Up to six race cars, built to scale, are equipped with miniature television cameras and transmitters to replicate the kind of television coverage in use at race tracks. Next to the track, there are six control consoles equipped with a steering wheel, accelerator and reverse pedals and a head mounted device with reception capability and optics. The player's view, from the car mounted camera, "literally" places the participant inside the car as they race around the track. The Virtual Speedway is fully developed and was commercially available for the first time in November 1997. The current average selling price of a Virtual Speedway system is approximately $120,000.

     We are in the process of developing a remote system to be used with the Virtual Speedway. The planned remote system, as yet untested in real-time situations, will enable players to race against each other from remote, off-site locations. The tracks, cars and computer will be situated in one central location. Up to 24 control consoles (play stations) per track will be dispersed throughout specific geographic territories in bars, entertainment centers, theaters and the like. Any remote station can participate in any race.

Markets

     The principal markets for the Cobra System are amusement arcades and family entertainment centers of which there are approximately 6,500 amusement arcades and 2,500 family entertainment centers in Canada and the United States. The principal markets for the Virtual Speedway will be amusement parks, theme parks, shopping malls, bars and major exhibitions as well as amusement arcades and family entertainment centers. We generally sell more than one unit for use at each of the parks and centers. We have installed Cobra Systems in Canada, the United States, Denmark, Hungary, Ukraine, Lebanon, Brazil, Peoples Republic of China, Hong Kong, Malaysia and Guam. To date, we have installed Virtual Speedway systems in the United States on a summer seasonal basis in major amusement parks but we anticipate that the market for the Virtual Speedway will be as internationally widespread as the Cobra System. We anticipate the completion of development of the VS300 in the second or third fiscal quarter of 2000.

     In the recent past, we have experienced slow acceptance of our virtual reality products. In 1997- 1999, sales were impacted by the bankruptcy of a major producer of a virtual reality entertainment system which raised questions in the market as to the viability of virtual reality in commercial and entertainment settings. We have responded to this by developing a second generation of the Cobra System and improving the related programming.

     We have shown our products at trade shows and similar venues. We derive exposure and sales, including beta testing sales, from participation in these venues.

     We seek to create brand recognition for our group of products through advertising in appropriate trade publications and participating in trade show exhibitions. Marketing is oriented towards the entertainment industry primarily using in-house personnel. We research potential markets to establish whether basic criteria are met. As is the case with retail establishments, demographic data, site assessment and competitive review are essential to the success of the product. Our products are installed using both lease and revenue sharing arrangements and sales to end users.

Manufacturing

     Our products are manufactured from a large number of components, approximately 85% of which are commercially available parts and the remainder of which are designed and manufactured to our specifications by outside manufacturers. It is our policy to maintain more than one source for each of our major components, to the extent possible, although certain suppliers are currently the sole source of one or more items. No assurance can be given that the necessary components will be available from the current sources.

     We employ our own programmers to maintain quality control. From time to time, we may outsource some programming. In the past, some outsourcing of programming has not resulted in quality levels needed for our products; thus, we do not anticipate outsourcing except in special circumstances.

     We offer on-line diagnostic capability for servicing world-wide. The use of modular construction and an open architecture of non-proprietary parts make repairs easy and quick. We also believe that our products are better constructed than those of our competitors resulting in longer useful lives and less repair problems.

Research and Development

     We expensed $133,896 on research and development activities in 1999 and $229,066 in 1998. These expenses were for the purpose of developing the second generation Cobra System. We have budgeted to spend approximately $200,000 in 2000, but this amount will depend on obtaining financing. To the extent that revenues are not sufficient and outside financing is not available, research and development expenses will be reduced or curtailed, which will significantly affect product enhancement and development. This may also have a subsequent adverse impact on product sales and revenues.

Competition

     Our products compete directly with video games and similar amusement arcade and park entertainments. We compete with companies such as Sega, Midway, Nintendo and Atari. These and other entities with competing products have substantially greater financial resources, manufacturing and marketing capabilities, research and development staff and production facilities than we do. No assurance can be given that these competitors and potential competitors will not develop technology and/or products that will be as or more advanced and affordable than the ones we produce. We compete on the basis of price, our program of development of new games and the quality of our products which result in longer useful lives and higher profit margins. In addition, our products generally require no operational staff, resulting in substantial savings for the entertainment facility which is another competitive factor.

Employees

     We currently have 11 employees, of which two are senior executives, three are programmers, two are supervisors and four are assembly technicians.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our executive offices are located at 359 Enford Road, Unit1, Richmond Hill, Ontario, Canada L4C 3G2 and our telephone number is (905) 707-3441. We rent this space for our offices and manufacturing/ assembly facilities. The lease expires in March 2001 and we are committed to paying $45,000 per year. We believe that our current office and other facilities are adequate to meet our needs into the near future.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock became eligible for quotation on the OTC Bulletin Board on February 14, 2000 under the symbol "CMKI." The following table sets forth, for the periods indicated, the high and low unpriced quote trades for our common stock as reported on the OTC Bulletin Board, without retail mark- ups, mark-downs or commissions, and may not necessarily represent actual transactions). There has not been any electronic bid or asked quote.

                Period             High($)             Low($)
                ------             -------             ------

                Fiscal 2000

                 First Quarter*    $4.00               $3.00


* From February 14, 2000.

Holders

     As of March 15, 2000, there were 27 holders of record of our common stock.

Dividends

     We have never declared or paid cash dividends on our common stock and we anticipate that all future earnings in the near future will be retained for working capital and business expansion. The payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Recent Sales of Unregistered Securities

     We have made the following sales of unregistered securities within the past three years:

                                                                Consideration
                                                                Received and                             If Option,
                                                               Description of                            Warrant or
                                                               Underwriting or                           Convertible
                                                             Other Discounts to       Exemption           Security,
                                                                Market Price             from             Terms of
 Date of            Title of                                    Afforded to          Registration        Exercise or
  Sale              Security            Number Sold             Purchasers              Claimed          Conversion
---------         -----------           ----------           -------------------     ------------        ------------
6/16/98           Common Stock           3,930,000           In consideration of          4(2)                N/A
                                                             CM300 becoming our
                                                             wholly-owned
                                                             subsidiary

6/16/98           Common Stock           320,000             $32                          4(2)                N/A

7/2/98            Common Stock           1,330,000           $500,080                     Rule 504 of         N/A
                                                                                          Regulation D

8/5/98            Common Stock           100,000             $10                          4(2)                N/A

8/16/98           Common Stock           46,000              In consideration of the      4(2)                N/A
                                                             cancellation of an
                                                             existing debt of
                                                             $23,000

9/18/98           Common Stock           186,000             $119,875                     Rule 504 of         N/A
                                                                                          Regulation D

10/1/98           Common Stock           152,300             $77,587                      Rule 504 of         N/A
                                                                                          Regulation D

3/10/99           Common Stock           40,000              $20,000                      Rule 504 of         N/A
                                                                                          Regulation D


     All the proceeds of the above offerings, unless otherwise indicated, were used for general working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Form 10-KSB and in our future filings with the Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

     Because we continue to develop our products and are still in the earlier stages of our marketing, selected financial data would not be meaningful. Reference is made to our financial statements included elsewhere in this document.

Sales

     We had sales of $288,873 for the fiscal year 1998 and sales of $151,184 for the fiscal year 1999. The decline in sales was the result of dislocation in the market for virtual reality entertainment products caused by the bankruptcy of a major producer. This bankruptcy caused some to question whether virtual reality will be a viable entertainment medium. As a result of the business failure, there was substantial discounting of its existing inventory which affected our ability to sell and maintain the selling price of the Cobra System. To offset this unfavorable market condition, we began development of the second generation of the Cobra System. Our sales were also reduced because we were concentrating on research and development of new products and systems rather than promoting sales.

Cost of Sales

     The cost of sales for the fiscal year 1998 was $170,381 and for the fiscal year 1999 was $$126,888.

Expenses

     Our expenses for the fiscal year 1998 were $673,448 and for the fiscal year 1999 were $481,184. The principal reason for the decrease in expenses is the decrease in research and development for new products to be offered by us and reduction in other expenses due to our limited resources. There were some savings in certain categories of expenses, but these were insufficient to off set the increase in other expenses. The expenses related to administration and general expenses increased because of our move to our new premises.

     In the fiscal year 1999, we expensed $133,896 for research and development. In the fiscal year 1998, we expensed $229,066 for research and development.

Losses

     We had a loss of $524,793 for the fiscal year 1998 and of $366,223 for the fiscal year 1999. The principal reasons for the significant decrease in losses was the reduced expenses caused by fewer sales and other income and efforts to reduce expenses. The net loss per share remained the same for both periods at $.06; however, there were additional shares outstanding for the later period.

Liquidity and Capital Requirements

Our working capital deficiency at December 31, 1999 was $200,368. We had cash and cash equivalent assets of $1,521 at December 31, 1999. Our working capital requirements since incorporation have been funded by the sale of securities from time to time, borrowings (including bank overdrafts) and revenues from sales. The proceeds of these financings were used to fund losses and for developmental activities.

     At December 31, 1999, we had aggregated debt and loans from shareholders of $77,641. At December 31, 1999 we had $48,503 in demand loans due to a bank with interest at the bank prime rate plus 1 3/4% per annum. This loan is secured by a general security agreement.

     Of the outstanding debt, $122,227 at December 31, 1999 was a business development loan from The Business Development Bank of Canada. This loan bears interest at the rate of 5% above the floating base interest rate charged by the bank. The loan is repayable at the rate of $2,739 per month and matures June 2002. We must also pay a royalty to the bank of .1942% per annum, until June 2002 which aggregated $293 in the fiscal year ended December 31, 1999. This loan is secured by a pledge of all the assets of CM300 and shareholder guarantees.

     We have a term loan with the Royal Bank of Canada. The outstanding principal amount at December 31, 1999 was $28,871. We pay interest at 3% over the bank's prime rate, and the loan matures in May 2000. This loan is secured by a general pledge of the assets of CM300 and shareholder guarantees.

     We are negotiating interim and long term financing which is anticipated to be through private placements of debt securities and warrants to purchase common stock. We believe the private placements will be with individual investors who are "accredited investors." The terms of these arrangements are still being negotiated and are contingent on many factors, including determination of the final terms, due diligence by the purchasers, regulatory compliance and obtaining the commitment of the investors. Funding is also dependent on our business and financial prospects. No assurance can be given that we will obtain any portion or all of these funds.

     We require additional financing to continue to develop our business. Principally, funds are required for product research and development, manufacturing and production, marketing activities and operational losses. If we do not increase our income or obtain funding, we will not be able to continue our business. Management cannot determine how long we will require to fund operational losses and our other activities with funds from the sale of securities and credit arrangements. Management believes the amount of funds required now and in the future will be substantial. Except as discussed above, we currently have no regular sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that we will be able to develop sources of financing in the future when funds are needed or on acceptable terms.

Year 2000

Overview

     We have evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". Y2K concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to property interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

Accounting Systems and Production Equipment

     Because we began operations during 1996 when the issues of Y2K were being recognized, we believed that the computer programs we purchased were Y2K compliant. Management made an informal assessment of our computer programs and the products we purchased for use in our Cobra System and Virtual Speedway, and determined that we did not have any assets with embedded computer chips or programs that would be affected by the Y2K issues.

Other Entity Compliance

     We do not engage in electronic data interchange with other entities on any significant basis. Therefore, management believes that we do not have any significant Y2K exposure directly from other entities and their failure to be Y2K compliant. Tangentially, however, the failure of other entities to be Y2K compliant may cause us issues, none of which are yet apparent to management.

Contingency Planning

     We do not have any contingency plan for computer systems that may be found not to be Y2K compliant in the future, nor do we have a contingency plan in the event a critical service, supplier or customer will not be Y2K compliant.

Cost of Year 2000 Compliance

     We did not spend any amount on Y2K compliance nor do we expect to have to spend any material amount on Y2K compliance in the future.

ITEM 7. FINANCIAL STATEMENTS.

   Index to Consolidated Financial Statements:                           Page
                                                                         ----

   Report of Citrin Cooperman & Company, LLP .............................F-1

   Consolidated Balance Sheets as of December 31, 1999 and 1998...........F-2

   Consolidated Statements of Operations for the years ended
        December 31, 1999 and 1998........................................F-3

   Consolidated Statements of Stockholders' Equity (Deficit)
        for the years ended December 31, 1999 and 1998....................F-4

    Consolidated Statements of Cash Flows for the years ended
        December 31, 1999 and 1998........................................F-5

    Notes to the Consolidated Financial Statements.................F-6 to F-10

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Cyber Mark International Corp.

We have audited the consolidated balance sheets of Cyber Mark International Corp. as at December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Cyber Mark International Corp. as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant losses from operations, has breached certain loan covenants and has deficiencies in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/  Citran Cooperman & Company, LLP

                                   CERTIFIED PUBLIC ACCOUNTANTS

April 7, 2000
New York, New York

                         CYBER MARK INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                   1999             1998
                                                 --------         ------

                                     ASSETS

Current assets:
 Cash and cash equivalents                       $  1,521         $106,865
 Investment tax credits receivable                163,208          252,401
 Accounts receivable                                9,281           11,447
 Inventory                                         24,479           87,573
 Prepaid expenses                                   5,004           20,879
                                                 --------         --------
         Total current assets                     203,493          479,165

Property and equipment - net                      142,334          181,688
                                                 --------         --------

         Total assets                            $345,827         $660,853
                                                 ========         ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current:
 Bank indebtedness                               $ 48,503         $      -
 Accounts payable and accrued liabilities         126,619           68,559
 Long-term debt - current portion                 151,098           76,354
 Advances from shareholder                         77,641           67,337
                                                 --------         --------
         Total current liabilities                403,861          212,250

Long-term debt, less current portion                    -          114,914
                                                 --------         --------

         Total liabilities                        403,861          327,164
                                                 --------         --------

Stockholders' equity (deficit):
 Capital stock                                        610              606
 Additional paid in capital                       740,367          720,371
 Cumulative translation adjustment                (41,217)           4,283
 Retained earnings (deficit)                     (757,794)        (391,571)
                                                 --------         --------

         Total stockholders' equity (deficit)     (58,034)         333,689
                                                 --------         --------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                       $345,827         $660,853
                                                 ========         ========

          See accompanying notes to consolidated financial statements.

                         CYBER MARK INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                  1999               1998
Revenues:
 Sales                                         $ 151,184          $ 288,873
 Other                                            90,665             14,783
                                               ---------          ---------
                                                 241,849            303,656

Cost of sales                                    126,888            170,381
                                               ---------          ---------

Gross profit                                     114,961            133,275
                                               ---------          ---------

Expenses:
 Wages and benefits                               66,698             99,952
 Professional fees                                52,070             52,949
 Interest                                         25,373             42,580
 Rent and occupancy                               72,394             39,818
 Office and general                               15,930             33,741
 Trade shows and events                           15,158             32,761
 Marketing                                        22,191             25,585
 Bad debts                                             -             24,498
 Telephone                                        10,374             12,929
 Travel and entertainment                          4,865             11,510
 Automobile                                        7,583              7,233
 Insurance                                         7,084              6,497
 Consulting fees                                   8,215              5,145
 Depreciation and amortization                    39,353             49,184
 Research and development                        133,896            229,066
                                               ---------          ---------
                                                 481,184            673,448
                                               ---------          ---------

Loss before income taxes                        (366,223)          (540,173)

Income tax recovery - deferred                         -            (15,380)
                                               ---------          ---------

NET LOSS                                       $(366,223)         $(524,793)
                                               =========          =========

Loss per share                                 $   (0.06)         $   (0.06)
                                               =========          =========

          See accompanying notes to consolidated financial statements.

                          CYBER MARK INTERNATONAL CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                                      Total
                                                                                                                      Share-
                                        Common Stock           Additional   Retained     Cumulative     Comprehen-    holder's
                                        ------------             Paid in    Earnings     Translation    sive Income   Equity
                                      Shares       Amount        Capital    (Deficit)    Adjustment       (Loss)      (Deficit)
                                     ---------     ------      ---------   ----------   -----------     ---------     --------
Balance - January 1, 1998            4,250,000    $   425      $     -    $ 133,222     $     1,568           -       $135,215

Common stock issued to officer         100,000         10            -            -               -           -             10

Common stock issued in private
 placement July 2, 1998              1,330,000        133      499,947            -               -           -        500,080

Common stock issued upon
 conversion of loan and interest        46,000          4       22,996            -               -           -         23,000

Common stock issued in private
 placement September 18, 1998          186,000         19      119,856            -               -           -        119,875

Common stock issued in private
 placement October 1, 1998             152,300         15       77,572            -               -           -         77,587

Net loss                                                                   (524,793)                  $(524,793)
Other comprehensive income:
 Cumulative translation adjustment                                                            2,715       2,715
                                                                                                        ---------
 Total comprehensive loss                                                                             $(522,078)       (522,078)
                                    ----------   --------    ---------     ---------      -----------   =========       ---------
Balance - December 31, 1998          6,064,300        606     720,371      (391,571)          4,283                     333,689

Common stock issued in private
 placement March 10, 1999               40,000          4      19,996                                                    20,000

Net loss                                                                   (366,223)                 $(366,223)
Other comprehensive loss:
 Cumulative translation adjustment                                                        (45,500)     (45,500)
                                                                                                     ----------
 Total comprehensive loss                                                                            $(411,723)        (411,723)
                                   ----------   --------    ---------     ---------      ---------   ==========        ---------
Balance - December 31, 1999         6,104,300   $    610     $740,367     $(757,794)     $(41,217)                     $(58,034)
                                   ==========   ========    =========     =========      ========                      =========

          See accompanying notes to consolidated financial statements.

                         CYBER MARK INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                               1999                  1998
                                            ---------              -------
Cash flows from operating activities:
 Net loss                                  $(366,223)            $(524,793)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Depreciation and amortization               39,353                49,184
  Deferred income taxes                                            (15,380)
 Changes in assets and liabilities:
  Investment tax credits receivable          101,946               (53,405)
  Accounts receivable                          4,877                  (248)
  Inventory                                   66,600                12,552
  Prepaid expenses                            17,521               (14,568)
  Accounts payable and accrued
   liabilities                                56,195                23,520
                                           ---------             ---------

         Net cash used by operating
          activities                        (79,731)              (523,138)
                                           ---------             ---------

Cash flows from investing activities:

 Purchase of property and equipment                                (42,528)
 Development costs                                                  76,273
                                          ---------              ---------
         Net cash provided by investing
          activities                                                33,745
                                          ---------              ---------

Cash flows from financing activities:

 Issuance of capital stock                  20,000                 720,617
 Long-term debt                            (31,546)                (79,467)
 Advances from shareholder                   5,927                 (21,293)
 Bank indebtedness                          28,046                 (37,150)
                                         ---------               ---------

         Net cash provided by financing
          activities                        22,427                 582,707
                                         ---------               ---------

Effect of exchange rate changes on cash    (48,040)                 13,551
                                         ---------               ---------

Increase (decrease) in cash and cash
 equivalents                              (105,344)                106,865

Cash and cash equivalents - beginning      106,865
                                        ----------               ---------

CASH AND CASH EQUIVALENTS - ENDING       $   1,521               $ 106,865
                                        ==========               =========

          See accompanying notes to consolidated financial statements.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     On July 2, 1998, the shareholders of The CM 300 Corp. ("CM300") exchanged all their issued common shares for common shares of Cyber Mark International Corp. ("Cyber"). The acquisition of CM300 by Cyber is a reverse takeover whereby CM300 is identified as the acquiring company. Cyber was incorporated in Delaware in June 1998, and prior to the acquisition Cyber was inactive. The consolidated financial statements include the operations of CM300 for the years. The consolidated financial statements include the accounts of the Company and its subsidiary after eliminating all intercompany accounts and transactions.

     Cash and cash equivalents

     The Company considers all highly liquid investments with a maturity of three months or less from time of purchase to be cash equivalents.

     Inventory

     Inventory is valued at lower of cost or market. Cost is determined on the first-in-first-out basis.

     Property and equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the assets, usually five years. For leasehold improvements, depreciation is provided on a straight-line basis over five years.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

     Financial instruments

     The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year end.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Translation of foreign currencies

     The Company uses the local currency as the functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of common shareholders' equity.

NOTE 2 - PROPERTY AND EQUIPMENT

                                              Accumulated
                                              Depreciation    Net Book Value
                                               and Amorti-    --------------
                                         Cost   zation         1999    1998
                                      -------- -------      -------- --------
       Manufacturing equipment        $ 84,801 $ 48,245     $ 36,556 $ 46,464
       Furniture and fixtures           12,336    7,212        5,124    6,457
       Office and ship equipment        23,480    8,329       15,151   18,692
       Entertainment equipment          75,595   33,219       42,376   53,398
       Moulds                           14,932    4,267       10,665   13,439
       Software                          4,486    4,486            -    2,243
       Leasehold improvements           51,283   18,821       32,462   40,995
                                      -------- --------     -------- --------
                                      $266,913 $124,579     $142,334 $181,688
                                      ======== ========     ======== ========

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $39,353 and $49,184, respectively.

NOTE 3 - BANK INDEBTEDNESS

     The bank indebtedness is payable on demand, bears interest at the bank prime rate plus 1 3/4% per annum and is secured by a general security agreement and a postponement of claim signed by the shareholder.

NOTE 4 - LONG-TERM DEBT

     Business development loan bearing interest at a rate of 5% above the bank's daily floating base interest rate, repayable in monthly installments of $4,200 (Canadian) and matures December, 2002. The Company is required to pay the bank additional interest in the form of a royalty of 0.1942% on the combined sales of the Company. The royalty is payable monthly at the rate of one twelfth of .1942 percent of combined sales. Total royalties paid during 1999 and 1998 were $263 and $4,190, respectively. The loan is secured by a general security agreement, joint and several guarantees of the shareholders, assignment of shareholder loans, life insurance on the lives of the shareholders and assignment of property insurance.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                                            1999     1998
                                                           -----     -----
NOTE 4 - LONG-TERM DEBT (CONTINUED)

     As discussed in Note 10, the Company has
     breached certain loan covenants as of
     December 31, 1999.  Because of this the
     entire debt is classified as current at
     December 31, 1999.                                  $122,227  $131,483

     Bank term loan bearing interest at the bank
     prime rate plus 3% perannum, repayable in
     monthly installments of $5,555 (Canadian),
     maturing May, 2000.  Monthly principal
     payments were deferred until September,
     1998 at which time all principal payments
     in arrears were due.  The loan is secured
     by a general security agreement, postponement
     and assignment of claim signed by the share-
     holder and a guarantee in the amount of
     $100,000 by the shareholder                           28,871    59,785
                                                        ---------   -------

                                                          151,098   191,268

     Less: current portion                                151,098    76,354
                                                        ---------   -------
                                                        $       -  $114,914
                                                        =========  ========
NOTE 5 - ADVANCES FROM SHAREHOLDER

     These advances are unsecured and non-interest bearing with no specific terms of repayment.

NOTE 6 - CAPITAL STOCK
                                                          1999      1998
                                                         -------   ------
     Authorized       Issued
     ----------      --------
        500,000                  Preferenced shares,
                                 issuable in series,
                                 par value $.001
     10,000,000     6,104,300    Common shares, par
                    (1999) and   value $.0001          $    610   $  606
                    6,064,300                          ========   =======
                    (1998)

     During the year ended December 31, 1999, the Company issued 40,000 common shares in private placements for $20,000.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6 - CAPITAL STOCK (CONTINUED)

     During the year ended December 31, 1998, the Company issued 1,768,300 common shares in private placements for $697,552 and converted principal debt and interest of $23,000 for 46,000 common shares. In addition, 3,930,000 common shares were issued in exchange for all the issued and outstanding shares of CM300, which along with the initial 320,000 shares have been reflected back to January 1, 1997 in the accompanying consolidated financial statements.

     During 1998, the Company adopted a plan for granting stock options to employees to purchase common stock at a price not lower than its fair market value at the respective date of grant. On August 6, 1998 options to purchase a total of 490,000 common shares at prices ranging from $.50 to $1.25 per share were granted to certain employees. The options are exercisable until three years from date of grant subject to certain conditions.

     The Company applies Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized when options are granted. Had compensation expense been determined based on the fair market methodology prescribed SFAS No. 123 (Accounting for Stock-Based Compensation) issued by the Financial Accounting Standards Board in October, 1995, net earnings for 1998 would have been reduced by approximately $29,000 for options granted during 1998. The fair value for options granted during 1998 was estimated at $.07 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility o%, risk-free interest rate of 5.25% and an expected life of 3 years.

NOTE 7 - INCOME TAXES

     The Company's deferred taxes as of December 31, are estimated as follows:

                                                         1999
                                                       --------
                                            Canada       U.S.        Total
                                           ---------   --------     --------
     Net operating loss carryforward      $ 388,000    $  6,000    $ 394,000
     Valuation allowance                   (388,000)     (6,000)    (394,000)
                                          ---------    --------    ---------
     Net deferred tax asset               $       -    $      -    $      -
                                          =========    ========    =========

                                                         1998
                                                       --------
                                            Canada       U.S.        Total
                                           ---------   --------     --------
     Net operating loss carryforward      $ 210,000    $      -    $ 210,000
     Valuation allowance                   (210,000)          -     (210,000)
                                          ---------    --------    ---------
    Net deferred tax asset                $       -    $      -    $       -
                                          =========    ========    =========

     A valuation allowance has been applied to offset the deferred tax asset in recognition of the uncertainty that such benefits will be realized.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - INCOME TAXES (CONTINUED)

     At December 31, 1999, the Company has available net operating loss carryforwards for U.S. tax reporting purposes of approximately $15,000 which is available to offset future taxable income, if any. This carryforward expires in 2019. For Canadian income tax purposes, the Company has available net operating loss carryforward of approximately $869,000 which are available to offset future taxable income, if any. These carryforwards expire in 2004, 2005 and 2006. The deferred tax recovery in 1998 represents a 1997 Canadian deferred tax liability which was reversed during 1998.

NOTE 8 - LOSS PER COMMON SHARE

     Loss per common share is based on the weighted average number of common shares outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

NOTE 9 - COMMITMENTS

     The Company is committed under various operating leases for occupied premises and equipment which expire in the year 2003. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) as of December 31, 1998 as are follows:

               2000                                        $ 55,354
               2001                                          57,480
               2002                                          54,162
               2003                                           9,295
                                                           --------
                                                           $176,291
                                                           ========

     Rent expense for the years ended December 31, 1999 and 1998 amounted to $72,394 and $39,818, respectively.

NOTE 10 - GOING CONCERN

     As shown in the accompanying financial statements, the Company has incurred significant losses over the past two (2) years. In addition, as of December 31, 1999, the Company has breached certain loan covenants and has deficiencies in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is dependent upon future profitability and its ability to obtain additional or alternative financial support from shareholders or other if required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans include continuing to actively pursue new revenue sources as well as obtaining financing through private placements of debt securities and long term financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our officers and directors are as follows:

Name                     Age            Position
----                     ---            ---------
Samuel Singal            51             Chairman of the Board, Chief Operating
                                        Officer and sole Director
Joseph Byck              67             Treasurer
Monika Runge             24             Secretary


     Mr. Samuel Singal was our founder and the founder of our principal subsidiary, CM300. Mr. Singal has been our Chairman and Chief Operating Officer since 1998 and the President of CM300 since 1996. From 1994 until 1996, Mr. Singal was employed at Cybermind Systems, where he held the position of President.

     Mr. Joseph Byck has been the Marketing Director of CM300 since 1996. Mr. Byck has been our Treasurer since July 1999. From 1994 to 1999, Mr. Byck was the president of Herbs International Corp., a company that manufacturers specialty herbal products related to the neutralizing effects of alcohol.

     Ms. Monika Runge has been employed by CM300 since February 1999. From February 1997 to date, Ms. Runge has been a student for a degree in business administration at York University, Ontario and from September 1996 to February 1997 she was a student at Trinity Western University in British Columbia. From May 1994 to September 1996, Ms. Runge held various positions with Cybermind Canada Inc.

Board Meetings and Committees

     During the fiscal year ended December 31, 1999, our board of directors took unanimous written action on one occasion. The board of directors has established no committees. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 1999, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting Requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     We currently do not pay any salaries to Messrs. Singal or Byck. We pay a monthly salary of $1,280 to Ms. Runge.

Option Grants

     No options were granted to executives in the fiscal year ended December 31, 1999.

Remuneration of the Board of Directors

     A director who is an employee does not receive any compensation as a director. There is no plan in place for compensation of persons who are directors who are not our employees.

Keyman Life Insurance

     We do not own life insurance covering the death of any officer, director or key employee.

Employment Contracts

     None of our executive officers are employed under a written contract of employment.

1998 Stock Option Plan

     We have a Performance Equity Plan which provides for the issuance of stock-based awards for up to 260,000 shares of common stock. The awards under this plan may be granted separately or together with other awards. The awards include incentive and non-incentive stock options, stock bonuses and cash payment awards. Incentive stock options may only be granted to persons who are our employees. Other forms of awards may be granted to consultants, directors, employees and officers of the Company. We have not granted any options under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 30 , 2000 information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) those persons or group of persons known by us to beneficially own more than five percent (5%) of our voting securities, (ii) each director and director-nominee of Cyber Mark and
(iii) all executive officers and directors as a group.

                                                    Number of
                                                    Shares of        Percent of
                                                   common stock     Ownership of
                                                   Beneficially*    common stock
Name of Beneficial Owner                              Owned         Outstanding
------------------------                           ------------     -----------

Samuel Singal. . . . . . . . . . . . . . . . . .    4,130,000(1)       67.7%
Chancery Corporate Services. . . . . . . . . . .    1,000,000(2)       16.4%
Directors and officers as a group (3 persons)  .    4,703,000(3)       73.4%

------------------------------------
* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) The address for Mr. Singal is care-of Cyber Mark International Corp. at 359 Enford Road, Unit 1, Richmond Hill, Ontario, Canada L4C 3G2.

(2) The address for Chancery Corporate Services ("CCS") is Nassau, Bahamas. CCS is the corporate trustee with full voting and dispositive authority for the trusts which own Tinto Inc. and Dungavel Inc. Each of Tinto Inc. and Dungavel Inc. own 500,000 shares of Common Stock.

(3) Includes 300,000 shares of common stock under currently exercisable options and excludes 100,000 shares of common stock under options which vest in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits Filed.

             See Exhibit Index appearing later in this Report.

        (b)  Reports on Form 8-K.

             None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYBER MARK INTERNATIONAL CORP.
                                     (Registrant)

Dated:   April 12, 2000                         /s/Samuel Singal
                                     By: ____________________________________
                                         Name:  Samuel Singal
                                         Title: President and Chief Operating
                                                Officer

                                  EXHIBIT INDEX

                                               Incorporated
                                               By Reference
Exhibit                                           from       No. in
Number    Description                            Document   Document     Page
-------   ------------                         ------------ --------   --------

3.1       Certificate of Incorporation               A        3.1
3.2       By-Laws                                    A        3.2
4.1       Form of Common Stock Certificate           A        4.1
10.1      1998 Performance Equity Plan               A       10.1
21        Subsidiaries of Registrant                 A       21.1
27        Financial Data Schedule                    -         -       Filed
                                                                      Herewith

---------------------

A. Registrant's Registration Statement on Form 10-SB filed August 3, 1999 (File No. 0-26919).