Form 10QSB
period 2000-03-31
CYBERMARK INTERNATIONAL CORP
filed 2000-05-22
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 0-26919

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
                             ---------------


Indicate by check mark whether the registrant (1) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES   X         NO   ___


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES ____   NO. ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2000, 6,104,300 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                     Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated  Balance Sheets (Unaudited) as of
                March 31, 2000 and December 31, 1999                   3

           Consolidated Statements of Operations (Unaudited)
                for the Three Months Ended March 31, 2000 and 1999     4

           Consolidated  Statements of Cash Flows (Unaudited)
                for Three Months Ended March 31, 2000 and 1999         5


           Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation

PART  II.  OTHER - INFORMATION

            Item 6 - Exhibits and Reports on Form 8-K

Cyber Mark International Corp.
Consolidated Balance Sheets
As at March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------
                                                March 31,          December 31,
                                                 2000                 1999
ASSETS                                        (Unaudited)

Current
    Cash and cash equivalents               $          -        $       1,521
    Investment tax credits receivable            162,524              163,208
    Accounts receivable                           16,500                9,281
    Inventory                                     24,376               24,479
    Prepaid expenses                               4,983                5,004
                                            ------------        -------------

Total current assets                             208,383              203,493
Property and equipment - net                     132,334              142,334
                                            ------------        -------------

Total assets                                $    340,717        $     345,827
                                            ============        =============

LIABILITIES AND STOCKHOLDERS" EQUITY
(DEFICIT)

Current
    Bank indebtedness                      $     98,348        $      48,503
    Accounts payable and accrued
        liabilities                             107,527              126,619
    Long-term debt - current portion            150,465              151,098
    Advances from shareholder                   130,985               77,641
                                           ------------        -------------

Total liabilities                               487,325              403,861
                                           ------------        -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock                                       610                  610
Additional paid in capital                      740,367              740,367
Cumulative translation adjustment               (23,073)             (41,217)
Deficit                                        (864,512)            (757,794)
                                           ------------        -------------

Total stockholders" equity (deficit)           (146,608)             (58,034)
                                           ------------        -------------

Total liabilities and stockholders"
        equity                             $   340,717         $     345,827
                                          ============         =============



The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Operations and Deficit
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------
                                                2000                  1999


Revenue
     Sales                             $             -        $       38,972
     Other                                       1,302                22,900
                                        --------------        --------------

                                                 1,302                61,872
Cost of sales                                        -                26,789
                                        --------------        --------------

Gross profit                                     1,302                35,083
                                        --------------        --------------

Expenses
    Marketing                                   30,260                31,756
    Research and development                    19,047                12,670
    Wages and benefits                          16,070                30,122
    Rent and occupancy                           9,180                16,400
    Professional fees                            8,574                18,974
    Interest                                     6,568                 8,210
    Office and general                           3,589                25,130
    Telephone                                    2,732                 2,790
    Insurance                                    2,000                 3,300
    Depreciation and amortization               10,000                10,590
                                        --------------        --------------

                                               108,020               159,942
                                        --------------        --------------

Net loss                                $     (106,718)       $     (124,859)
                                        ==============        ==============

Loss per share                          $        (0.02)       $        (0.02)
                                        ==============        ==============


The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------
                                                   2000                 1999


Cash flows from operating activities
    Net loss                                  $   (106,718)       $    (124,859)
    Adjustments to reconcile net loss to
       net cash used by operating activities
          Depreciation and amortization             10,000              10,590
       Changes in assets and liabilities
          Investment tax credits receivable            684             (24,696)
          Accounts receivable                       (7,219)                527
          Inventory                                    103              (2,427)
          Prepaid expenses                              21             (14,121)
          Accounts payable and accrued
                liabilities                        (19,092)             53,350
                                              ------------        ------------

Net cash used by operating activities             (122,221)           (101,636)
                                              ------------        ------------

Cash flows from financing activities
    Bank indebtedness                               49,845              18,972
    Long-term debt                                    (633)             (9,383)
    Advances from shareholder                       53,344              (5,252)
                                               -----------        ------------

Net cash provided by financing activities          102,556               4,337
                                               -----------        ------------

Effect of exchange rate changes on cash             18,144              (9,566)
                                               -----------        ------------

Increase (decrease) in cash and cash
                equivalents                         (1,521)           (106,865)
Cash and cash equivalents, beginning of period       1,521             106,865
                                              ------------        ------------

Cash and cash equivalents, end of period      $          -       $           -
                                              ============       =============

Supplementary information:

Interest paid                                 $      6,568       $       8,210
                                              ============       =============


The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2000 and 1999

(Unaudited)
-------------------------------------------------------------------------------

1. The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report for the twelve months ended December 31, 1999.

     The following is a summary of the significant accounting policies followed by the Company:

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and cash equivalents

     The company considers all highly liquid investments with a maturity of three months or less from time of purchase to be cash equivalents.

     Inventory

     Inventory is valued at lower of cost or market. Cost is determined on the first-in-first-out basis.

     Property and equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the assets, usually five years. For leasehold improvements, depreciation is provided on straight-line basis over five years.

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

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)

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

     Loss per common share

     Loss per common share is based on the weighted average number of common shares (2000 - 6,104,300, 1999 - 6,064,300) outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

          Because we continue to develop our products and services, we are still in the earlier stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in the document. Included in this document are the unaudited financial statements for the three months ended March 31, 2000 and 1999.

     Results of Operations

          There were no sales for the three months ended March 31, 2000 compared to $38,972 for the comparable 1999 period. The company's sales declined from those in 1999 because it was concentrating on developing new Windows based software for its games and operational programs. In addition, the marketing orientation of the company is shifting from sales to revenue sharing arrangements which has adversely impacted sales and overall revenues. Because of the lack of sales and shifting marketing focus, cost of sales and gross profit declined accordingly.

          Expenses for the three months ended March 31, 2000 were $108,000, a decline of $51,942 from $159,942 for the comparable 1999 period. The reduction was achieved by eliminating staff and reducing overhead by moving to smaller, less expensive premises. Also, in 1999 there was a one-time professional fee. The reduction of expenses was also a response to the absence of revenue during the period due to its redesign of the products and change in marketing.

          The net loss for the period ended March 31, 2000 was $106,718, compared to $124,859 for the same period in 1999. The reduction was due to reduced expenses. The net loss per share remained constant.

     Liquidity and Capital Requirements.

          The working capital deficiency of CyberMark at March 31, 2000 was $278,942, compared to a working capital deficiency of $200,368 at December 31, 1999.

          The company is in default of certain covenants given to its lenders. The company has not received any notice of default. Because of the default status, however, all debt is classified as current.

          The company's bank debt was $356,340 at March 31, 2000.

          The company's use of cash for operations was partly funded by an infusion of cash by the sole director of the company. There can be no assurance that this source of funds will be available in future periods.

          The company has $162,524 worth of Canadian government Investment Tax Credits which have been approved, and the company anticipates collecting this amount in the near term.

          We will require additional capital financing to continue to develop our business and fund sales or revenue sharing arrangements. We will also need capital to fund operational expenses as well as research and development and capital expenses. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether. We are reviewing our immediate capital requirements and consulting with investment banking professionals with a view towards raising additional equity capital. No assurance can be given that the company will be able to sell its securities or sell them on acceptable terms.

     Forward-Looking Statements

          When used in this Form 10-QSB and in future filings by CyberMark with the Securities and Exchange Commission, words or phrases "will likely result", "management expects", "will continue", "is anticipated", "plans", "believes", "estimates", "seeks", variation of such words and similar expressions are intended to identify such forward-looking statements within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date described below. Actual results may differ materially from historical earnings and those presently anticipated of projected. CyberMark has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibit No.       Exhibit
-----------       --------

  (27.1)          Financial Data Schedule

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYBER MARK INTERNATIONAL CORP.


Dated:   May 22, 2000                         /s/ Samuel Singal
                                     By: ____________________________________
                                         Name:  Samuel Singal
                                         Title: President and Chief Operating
                                                Officer