Form 10QSB
period 2000-06-30
CYBERMARK INTERNATIONAL CORP
filed 2000-08-18
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000, 6,404,300 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                     Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated  Balance Sheets (Unaudited) as of
                June 30, 2000 and December 31, 1999                    3

           Consolidated Statements of Operations (Unaudited)
                for the Three and Six Months Ended
                June 30, 2000 and 1999                                 4

           Consolidated  Statements of Cash Flows (Unaudited)
                for the Six Months Ended June 30, 2000 and 1999        5


           Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                    8

PART  II.  OTHER - INFORMATION

            Item 6 - Exhibits and Reports on Form 8-K                  9

Cyber Mark International Corp.
Consolidated Balance Sheets
As at June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

ASSETS                                                 June 30,    December 31,
                                                         2000           1999
Current
Cash and cash equivalents                            $      --      $     1,521
Investment tax credits receivable                         72,291        163,208
Accounts receivable                                        2,064          9,281
Inventory                                                 24,479         24,479
Prepaid expenses                                           6,526          5,004
                                                     -----------    -----------

Total current assets                                     105,360        203,493
Property and equipment - net                             122,334        142,334
                                                     -----------    -----------

Total assets                                         $   227,694    $   345,827
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current

Bank indebtedness                                    $    22,308    $    48,503
Accounts payable and accrued liabilities                  80,042        126,619
Long-term debt - current portion                         158,529        151,098
Advances from shareholder                                 86,724         77,641
                                                     -----------    -----------

Total current liabilities                                347,603        403,861
Long-term debt                                           150,000           --
                                                     -----------    -----------

Total liabilities                                        497,603        403,861
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT

Capital stock                                                640            610
Additional paid in capital                               755,367        740,367
Cumulative translation adjustment                         24,848        (41,217)
Deficit                                               (1,050,734)      (757,794)
                                                     -----------    -----------

Total stockholders' deficit                             (269,909)       (58,034)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $   227,694    $   345,827
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Operations and Deficit
(Unaudited)


                           Three months ended      Six months ended
                                 June 30               June 30
                            2000         1999      2000        1999
Revenue

Sales                     $    --    $  38,972  $    --    $ 108,300
Other                           973     22,900      2,275     74,550
                          ---------  ---------  ---------  ---------

                                973     67,872      2,275    182,850
Cost of sales                  --       26,789       --       70,640
                          ---------  ---------  ---------  ---------

Gross profit                    973     35,083      2,275    112,210
                          ---------  ---------  ---------  ---------

Expenses
Marketing                    14,475     31,756     44,898     39,531
Research and
development                  48,001     12,670     66,885     19,483
Wages and benefits           54,674     30,122     70,744     72,360
Rent and occupancy            4,242     16,400     13,422     32,600
Professional fees            30,806     18,974     39,380     20,255
Interest                      9,962      8,210     17,730     14,500
Office and general            7,430     25,130     11,019     28,940
Telephone                     4,405      2,790      7,137      4,366
Insurance                     2,000      3,300      4,000      8,000
Depreciation and
amortization                 10,000     10,590     20,000     21,180
                          ---------  ---------  ---------  ---------

                            185,995    159,942    295,215    261,215
                          ---------  ---------  ---------  ---------

Net loss                 $(185,022) $ (124,859) $(292,940) $(149,005)
                         =========  ==========  =========  =========

Loss per share           $   (0.03) $   (0.02)  $   (0.04) $   (0.02)
                         =========  =========   =========  =========


The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)

                                                            2000         1999

Cash flows from operating activities
Net loss                                                 $(292,940)   $(149,005)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization                               20,000       21,180
Changes in assets and liabilities
Investment tax credits receivable                           90,917       17,964
Accounts receivable                                          7,217        6,654
Inventory                                                        -        3,353
Prepaid expenses                                            (1,522)      (9,245)
Accounts payable and accrued
liabilities                                                (46,577)       7,966
                                                         ---------    ---------

Net cash used by operating activities                     (222,905)    (101,133)
                                                         ---------    ---------

Cash flows from financing activities
Bank indebtedness                                          (26,195)       9,246
Long-term debt                                             157,431      (23,328)
Advances from shareholder                                    9,083       13,233
Issuance of capital stock                                   15,000       20,000
                                                         ---------    ---------

Net cash provided by financing activities                  155,319       19,151
                                                         ---------    ---------

Effect of exchange rate changes on cash                     66,065      (24,883)
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents            (1,521)    (106,865)
Cash and cash equivalents, beginning of period               1,521      106,865
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $      -     $      -
                                                         =========    =========

Supplementary information:

Interest paid                                            $  17,730    $  14,500
                                                         =========    =========
Income taxes paid                                        $       -    $       -
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------

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

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)

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

     Loss per common share

     Loss per common share is based on the weighted average number of common shares (2000 - 6,254,300, 1999 - 6,064,300) outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

     During the 3 month period ended June 30, 2000 the company issued 300,000 additional common shares as a fee for the arrangement of the convertible debenture, further described in Item 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

          Because we continue to develop our products and services, we are still in the earlier stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in the document. Included in this document are the unaudited financial statements for the six months ended June 30, 2000 and 1999.

     Results of Operations

          There were no sales for the six months ended June 30, 2000 compared to $108,300 for the comparable 1999 period. The company's sales declined from those in 1999 because it was concentrating on developing new Windows based software for its games and operational programs. In addition, the marketing orientation of the company is shifting from sales to revenue sharing arrangements which has adversely impacted sales and overall revenues. Because of the lack of sales and shifting marketing focus, cost of sales and gross profit declined accordingly.

          Expenses for the six months ended June 30, 2000 were $295,215, an increase of $34,000 from $261,215 for the comparable 1999 period. The increase was due to an increase in marketing efforts to secure revenue sharing business and an increase in research and development.

          The net loss for the period ended June 30, 2000 was $292,940, compared to $149,005 for the same period in 1999. The net loss per share increased as a result of lack of sales revenues.

     Liquidity and Capital Requirements.

          The working capital deficiency of CyberMark at June 30, 2000 was $242,243, compared to a working capital deficiency of $200,368 at December 31, 1999.

          The company is in default of certain covenants given to The Business Development Bank of Canada. The company has not received any notice of default. Because of the default status, however, this debt is classified as current.

          The company's bank debt was $180,837 at June 30, 2000.

          The company's use of cash for operations was partly funded by an infusion of cash by the sole director of the company. There can be no assurance that this source of funds will be available in future periods.

          The company has borrowed $150,000 by way of convertible debenture. The holder of the note has the right at any time to convert any or all of the debt into fully paid non-assessable common shares of the company at a conversion rate equal to one common share for every $.50 of debt. These funds were received during April to June 2000.

          The company has $72,291 worth of Canadian government Investment Tax Credits, and the company anticipates collecting this amount in the near term.

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

                                             CYBER MARK INTERNATIONAL CORP.


Dated:   August 10, 2000                         /s/ Samuel Singal
                                     By: ____________________________________
                                         Name:  Samuel Singal
                                         Title: President and Chief Operating
                                                Officer