Form 10QSB
period 2000-09-30
CYBERMARK INTERNATIONAL CORP
filed 2000-11-08
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended September 30, 2000

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
                             ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ____ NO. ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, 13,008,600 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                     Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated  Balance Sheets as of September 30,
                2000 (Unaudited) and December 31, 1999                      3

           Consolidated Statements of Operations and Deficit
                 (Unaudited)for the Three and Nine Months Ended
                September, 2000 and 1999                                    4

           Consolidated  Statements of Cash Flows (Unaudited)
                for the Nine Months Ended September 30, 2000 and 1999       5


           Notes to Consolidated Financial Statements                       6


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                         8

PART  II.  OTHER - INFORMATION

            Item 3 - Default on Senior Indebtedness                        10

            Item 4 - Submission of Matters to a Vote of Security Holders   10

            Item 6 - Exhibits and Reports on Form 8-K                      10

Cyber Mark International Corp.
Consolidated Balance Sheets
As at September 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------


ASSETS                                      September 30,  December 31,
                                                2000           1999
                                             (Unaudited)
Current
Cash and cash equivalents                    $         -   $     1,521
Investment tax credits receivable                 45,050       163,208
Accounts receivable                                    -         9,281
Inventory                                         24,479        24,479
Prepaid expenses                                   9,930         5,004
                                             -----------   -----------

Total current assets                              79,459       203,493
Property and equipment - net                     112,334       142,334
                                             -----------   -----------

Total assets                                 $   191,793   $   345,827
                                             ===========   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Bank indebtedness                            $    32,404   $    48,503
Accounts payable and accrued liabilities          86,753       126,619
Long-term debt - current portion                 148,188       151,098
Advances from shareholder                         70,125        77,641
                                             -----------   -----------

Total current liabilities                        337,470       403,861
Long-term debt                                   200,000             -
                                             -----------   -----------

Total liabilities                                537,470       403,861
                                             -----------   -----------

STOCKHOLDERS' DEFICIT

Capital stock                                      1,300           610
Additional paid in capital                       760,367       740,367
Cumulative translation adjustment                 82,731       (41,217)
Deficit                                       (1,190,075)     (757,794)
                                             -----------   -----------

Total stockholders' deficit                   (  345,677)      (58,034)
                                             -----------   -----------

Total liabilities and stockholders' deficit  $   191,793   $   345,827
                                             ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Operations and Deficit
(Unaudited)




                                   Three months ended      Nine months ended
                                      September 30           September 30
                                  2000           1999      2000           1999

Revenue
    Sales                         $       -   $ 175,657   $       -   $ 214,629
    Other                             1,401     131,678       3,676     154,578
                                  ---------   ---------   ---------   ---------

                                      1,401     307,335       3,676     369,207
Cost of sales                             -     111,008           -     137,797
                                  ---------   ---------   ---------   ---------

Gross profit                          1,401     196,327       3,676     231,410
                                  ---------   ---------   ---------   ---------

Expenses
    Marketing                         5,731      36,026      50,629      67,782
    Research and development         21,396      15,189      88,281      27,859
    Wages and benefits               39,306      78,294     110,050     108,416
    Rent and occupancy                4,911      27,249      18,333      43,649
    Professional fees                36,650      16,583      76,030      35,557
    Interest                         10,787      12,224      28,517      20,434
    Office and general                7,326      20,864      18,345      45,994
    Telephone                         1,960       4,518       9,097       7,308
    Insurance                         2,025       9,999       6,025      13,299
    Depreciation and
     amortization                    10,000      17,383      30,000      27,973
                                  ---------   ---------   ---------   ---------

                                    140,092     238,329     435,307     398,271
                                  ---------   ---------   ---------   ---------

Net loss                          $(138,691)  $ (42,002)  $(431,631)  $(166,861)
                                  ---------   ---------   ---------   ---------

Deficit, beginning of period     (1,050,734)   (511,311)   (757,794)   (386,452)
Less:   dividends                      (650)          -        (650)          -
                                  ---------   ---------   ---------   ---------

Deficit, end of period          $(1,190,075) $ (553,313)$(1,190,075)  $(553,313)
                                  =========   =========   =========   =========

Loss per share                    $   (0.04)  $   (0.02)  $   (0.14)  $   (0.06)
                                  =========   =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)



                                                            2000         1999


Cash flows from operating activities
    Net loss                                             $(431,631)   $(166,861)
    Adjustments to reconcile net loss to
       net cash used by operating activities
          Depreciation and amortization                     30,000       27,973
       Changes in assets and liabilities
          Investment tax credits receivable                118,158       17,964
          Accounts receivable                                9,281        6,654
          Inventory                                              -       (5,616)
          Prepaid expenses                                  (4,926)     (16,352)
          Accounts payable and accrued liabilities         (39,866)      66,729
                                                         ---------    ---------

Net cash used by operating activities                     (318,984)     (69,509)
                                                         ---------    ---------

Cash flows from financing activities
    Bank indebtedness                                      (16,099)       8,057
    Long-term debt                                         197,090      (25,083)
    Advances from shareholder                               (7,516)      (4,839)
    Issuance of capital stock                               20,040            -
                                                         ---------    ---------
Net cash provided by financing activities                  193,515      (21,865)
                                                         ---------    ---------
Cash flows from investing activities
    Purchase of property and equipment                          -        (8,246)
                                                         ---------    ---------

Effect of exchange rate changes on cash                    123,948       (7,245)
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents            (1,521)    (106,865)
Cash and cash equivalents, beginning of period               1,521      106,865
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $       -    $       -
                                                         =========    =========

Supplementary information:
Interest paid                                            $  28,517    $  20,434
                                                         =========    =========
Income taxes paid                                        $       -    $       -
                                                         =========    =========



The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------

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

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------

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

     Loss per common share

     Loss per common share is based on the weighted average number of common shares (2000 - 12,594,000, 1999 - 12,128,600) outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

     During the 3 month period ended September 30, 2000 the company issued 100,000 additional common shares as a fee for the arrangement of the convertible debenture, further described in Item 2.

     On July 14, 2000 the company declared a stock dividend of one share of Common Stock at $.0001 par value for every one share of Common Stock of the company outstanding, payable on August 7, 2000 to holders of record of the Common Stock of the company at the close of business on July 21, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

          Because we continue to develop our products and services, we are still in the earlier stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in this document. Included in this document are the unaudited financial statements for the nine months ended September 30, 2000 and 1999.

     Results of Operations

          There were no sales for the nine months ended September 30, 2000 compared to $214,629 for the comparable 1999 period. The company's sales declined from those in 1999 because it was concentrating on developing new Windows based software for its games and operational programs. In addition, the marketing orientation of the company is shifting from sales to revenue sharing arrangements which has adversely impacted sales and overall revenues. Because of the lack of sales and shifting marketing focus, cost of sales and gross profit declined accordingly.

          Expenses for the nine months ended September 30, 2000 were $435,307, an increase of $37,036 from $398,271 for the comparable 1999 period. The increase was due to an increase in marketing efforts to secure revenue sharing business and an increase in Research and Development.

          The net loss for the period ended September 30, 2000 was $431,631, compared to $166,861 for the same period in 1999. The net loss per share increased as a result of lack of sales revenues.

     Liquidity and Capital Requirements.

          The working capital deficiency of Cyber Mark at September 30, 2000 was $258,011, compared to a working capital deficiency of $200,368 at December 31, 1999.

          The company is in default of certain covenants given to The Business Development Bank of Canada. The company has not received any notice of default. Because of the default status, however, this debt is classified as current.

          The company's bank debt was $180,592 at September 30, 2000.

          The company has borrowed $200,000 by way of a convertible debenture. The holder of the note has the right at any time to convert any or all of the debt into fully paid non-assessable common shares of the company at a conversion rate equal to one common share for every $.50 of debt. These funds were received during April to September 2000.

          The company has $45,050 worth of Canadian government Investment Tax Credits, and the company anticipates collecting this amount in the near term.

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

     Forward-Looking Statements

          When used in this Form 10-QSB and in future filings by Cyber Mark with the Securities and Exchange Commission, words or phrases "will likely result", "management expects", "will continue", "is anticipated", "plans", "believes", "estimates", "seeks", variation of such words and similar expressions are intended to identify such forward-looking statements within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date described below. Actual results may differ materially from historical earnings and those presently anticipated of projected. Cyber Mark has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULT ON SENIOR INDEBTEDNESS

     The company is in default of its loan from The Business Development Bank of Canada. The loan amount due is $148,188, interest due is $28,828 and arrearages are $39,396. The total amount of $148,188 is carried as long-term debt in current liabilities. The company is in violation of the payment covenants.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 14, 2000, the company held the annual meeting of stockholders. At the meeting, one director, Samuel Singal, was elected and the certificate of amendment was amended to increase the number of authorized shares of common stock. The results are as follows;

                                        For          Against           Abstain
                                    ---------        -------           -------
        Election of Director        4,604,600              -                 -

        Amendment to Certificate
          of Incorporation          4,604,600              -           168,000



Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibit No.       Exhibit
-----------       --------

  (27.1)          Financial Data Schedule

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYBER MARK INTERNATIONAL CORP.


Dated:   October 25, 2000                    /s/ Samuel Singal
                                       By: ____________________________________
                                           Name:  Samuel Singal
                                           Title: President and Chief Operating
                                                Officer