Form 10KSB40
period 2000-12-31
CYBERMARK INTERNATIONAL CORP
filed 2001-05-01
CIK 1092299

Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2000
                          ------------------------------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE   ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number    0-26919
                       -------------

                         CYBER MARK INTERNATIONAL CORP.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                          N/A
----------------------------------           ---------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

359 Enford Road, Unit 1
Richmond Hill, Ontario, Canada                              L4C 3G2
----------------------------------------            ----------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number:   (905) 770-4602
                            ----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  |_|
    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $17,253

         The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which it was sold or the average of the asked and bid price on March 31, 2001, was $1,053,797. At March 31, 2001, 18,758,600 shares of issuer's Common Stock were outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General


Because of the lack of operating capital and absence of product sales, we have not had active business operations during fiscal year 2000. We believe that if we had the economic resources, we would be able to manufacture virtual reality game equipment that would be economically accepted and develop our array of games for use with the equipment. This is based on certain products that were developed in the past and which we commercialized to a limited degree.


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

Corporate History

We were incorporated under the laws of the State of Delaware on June 9, 1998, to serve as a holding company for CM300. CM300 was incorporated under the laws of the Province of Ontario on January 1996, and became our wholly owned subsidiary on the same day that we were incorporated.

All of our business operations are conducted through the CM300 Corporation, our wholly owned subsidiary.

Products and Services

Although we are not manufacturing or selling any products at this time, based on designs and our past operating experience we believe we could produce the virtual reality systems and games described below.

Cobra System

The Cobra System is an immersive virtual reality system generated by computer. In 1998 and 1999, we developed a second generation system. The Cobra System pod incorporates a cross platform capability which allows it to use PC based games adapted from systems such as Nintendo 64, Sony and Sega. The pod uses 18 1/2 square feet of space and weighs about 150 pounds. It may be constructed from modular parts making it portable and easily repairable. The pod is designed with built in instructional videos and token, card, coin or bill verification to reduce the need for dedicated operational personnel for each or a limited number of pods as is the case with many competing products.

The six games available for use with the Cobra System are:

         o        Tresspasser

         o        Heavy Gear II

         o        Soldier of Fortune

         o        Quake II;

         o        Decent Free Space Battle Pack; and

         o        Unreal Tournament.


The above games were developed in 1998 - 1999, and we believe they would need updating to be commercially viable at this time or in the near future.

Because maintaining and expanding the variety of games available for use in this type of entertainment equipment is essential to their continued appeal, it is anticipated that if we again market the Cobra System, we will have to develop additional games and new versions of old games for use with the Cobra System.

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

We believe that to achieve greater commercialization of the Virtual Speedway, we must further develop it with a remote system. The proposed remote system, as yet untested in real-time situations, will enable players to race against each other from remote, off-site locations. Any remote station can participate in any race. The intent is that the tracks, cars and computer will be situated in one central location. Up to 24 control consoles (play stations) per track will be dispersed throughout specific geographic territories in bars, entertainment centers, theaters and the like. We anticipate the completion of development of the VS300, with these aspects, will depend on our ability to obtain the additional financing needed to continue with development.

Markets

The principal markets for the Cobra System are likely to be amusement arcades and family entertainment centers of which there are approximately 6,500 amusement arcades and 2,500 family entertainment centers in Canada and the United States. The principal markets for the Virtual Speedway are likely to be amusement parks, theme parks, shopping malls, bars and major exhibitions as well as amusement arcades and family entertainment centers. In years past we installed Cobra Systems in Canada, the United States, Denmark, Hungary, Ukraine, Lebanon, Brazil, Peoples Republic of China, Hong Kong, Malaysia and Guam. To date, we have installed Virtual Speedway systems in the United States on a summer seasonal basis in a limited number of locations.

In the recent past, we have experienced slow acceptance of our virtual reality products. We believe the reason for this is the initial cost of our equipment is a considerable investment for our markets. Therefore, to commercialize our products we will have to develop new marketing techniques which will probably have to include financing to our customers. Alternatively, we may sell or license the technologies and designs and the games to others with greater financial capacity.

In the past we have sought to create brand recognition for our group of products. Any new marketing will be oriented towards the entertainment industry. Demographic data, site assessment and competitive review are essential to the marketing success of the product.

Manufacturing

Our products are designed to be manufactured from a large number of components, approximately 85% of which are commercially available parts and the remainder of which are designed to be manufactured to specific requirements by outside manufacturers. The use of modular construction and an open architecture of non-proprietary parts make repairs easy and quick. It is our intent to maintain more than one source for each of our major components, to the extent possible, although certain suppliers are currently the sole source of one or more items. No assurance can be given that the necessary components will be available from the current sources, however, we also believe that our products may be better constructed than those of our competitors resulting in longer useful lives and less repair problems.

We employ our own programmer to maintain quality control. From time to time, we outsource programming.

Research and Development

We expensed $9,149 on research and development activities in 2000 and $133,896 in 1999. These expenses were for the purpose of developing the second generation Cobra System. We have budgeted to spend approximately $200,000 in 2001, but this amount will depend entirely on obtaining financing for that purpose, among others. To the extent that outside financing is not available, research and development expenses will be reduced or curtailed, which will affect product enhancement and development. Without additional product development, we will not have any revenues.

Competition

Our products compete directly with video games and similar amusement arcade and park entertainments. We compete with companies such as Sega, Midway, Nintendo and Atari. These and other entities with competing products have substantially greater financial resources, manufacturing and marketing capabilities, research and development staff and production facilities than we do. No assurance can be given that these competitors and potential competitors will not develop technology and/or products that will be as or more advanced and affordable than the ones we produce. We intend to compete on the basis of price, our program of development of new games and the quality of our products which result in longer useful lives and higher profit margins. In addition, we believe that our products generally require no operational staff, resulting in substantial savings for the entertainment facility which is another competitive factor.

Employees

We currently have three employees, of which one is a senior executive and one is a programmer.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our executive offices are located at 359 Enford Road, Unit 1, Richmond Hill, Ontario, Canada L4C 3G2 and our telephone number is (905) 707-3441. We rent this space for our offices and manufacturing/ assembly facilities. We believe that our current office and other facilities are adequate to meet our needs into the near future.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock became eligible for quotation on the OTC Bulletin Board on February 14, 2000, under the symbol "CMKI". On August 25, 2000, we issued a stock dividend of one share for each share of common stock outstanding on August 11, 2000. The following table sets forth, for the periods indicated, the high and low unpriced quote trades for our common stock as reported on the OTC

Bulletin Board, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. There has not been any electronic bid or asked quote.


              Period                            High($)         Low($)
              ------                           -------          ------

        Fiscal 2000

             First Quarter*                     4.00           $3.00

             Second Quarter                     4.00             .375

             Third Quarter                      1.125            .219

             Fourth Quarter                      .375            .125

        Fiscal 2001

             First Quarter**                     .270            .095

-----------------------------

* From February 14, 2000.
** To March 31, 2001.

Holders

As of March 31, 2001, there were 24 holders of record of our common stock. On that date there were 18,758,600 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our common stock and we anticipate that all future earnings, if any, will be retained for working capital and business expansion. The payment of any cash dividends, if ever, will be at the sole discretion of our board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. There can be no assurance that any cash dividends on our common stock will be paid in the future.

We have announced the intention of the company to declare a ten-for-one stock dividend during the second fiscal quarter of 2001. To do this, the authorized capital will have to be increased by amendment to provide enough common stock for distribution. An amendment will require the approval of the majority of the outstanding shares of common stock. It is feasible that this approval may be made by the written consent of a limited number of persons. An increase in the number of shares outstanding is likely to have an adverse effect on the trading market and price of the common stock unless there is increased market interest or a significant improvement in the business and financial prospects of the company, of which there can be no assurance. The additional shares of common stock may also impair our ability to raise needed capital.

Recent Sales of Unregistered Securities

We have made the following sales of unregistered securities within the past fiscal year:

                                                                                                          If Option,
                                                            Consideration Received                         Warrant or
                                                              and Description of                           Convertible
                                                            Underwriting or Other                           Security,
                                                          Discounts to Market Price    Exemption from       Terms of
                                                                 Afforded to            Registration       Exercise or
  Date of Sale      Title of Security     Number Sold             Purchasers               Claimed         Conversion
------------------ -------------------- ----------------- --------------------------- ------------------ ----------------
     4/18/00       Common Stock             800,000       For services rendered to          4(2)               N/A
                                                          CM 300

     8/31/00       Common Stock             150,000       For services rendered to          4(2)               N/A
                                                          CM 300


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

Qualified Opinion

Our independent auditors have qualified their opinion on our financial statements included in this Annual Report on Form 10-KSB. Their opinion states that the financial statements were prepared assuming that the company will continue as going concern. They further mention that the company has suffered significant losses from operations, has breached loan covenants and has deficiencies in working capital and stockholder equity. The accountants state that there is substantial doubt about the company's ability to continue as a going concern.

We need capital to continue in business. If we are unable to obtain capital, we will have to curtail our operations and explore other business options, including selling our assets or combining with another company that may or may not use the products we have developed to date. We have no arrangements at this time which will assure the future of the company at any level.

Sales

We had sales of $151,184 for the fiscal year 1999 and sales of $6,184 for the fiscal year 2000. The lack of sales was the result of dislocation in the market for virtual reality entertainment products caused by the bankruptcy of a major producer. This bankruptcy caused some to question whether virtual reality will be a viable entertainment medium. As a result of the business failure, there was substantial discounting of its existing inventory which affected our ability to sell and maintain the selling price of the Cobra System. To offset this unfavorable market condition, we began limited development of the second generation of the Cobra System.

Cost of Sales

The cost of sales for the fiscal year 2000 was $7,704 and for the fiscal year 1999 was $126,888.

Expenses

Our expenses for the fiscal year 1999 were $481,184 and for the fiscal year 2000 were $1,353,331. The principal reason for the increase in expenses is the losses incurred as a result of the disposal of equipment and an accrual for lease payments through the end of the lease term in the amount of $111,394 and $116,454, respectively. There were some savings in certain categories of expenses, but these were insufficient to off-set the increase in other expenses.

In the fiscal year 2000, we expensed $9,149 for research and development. In the fiscal year 1999, we expensed $133,896 for research and development. As a result of decreased sales and lack of revenues, research and development in 2000 was significantly reduced.

Other expenses increased in from $0 in year 1999 to $27,347 in year 2000. This increase is primarily due to a payment made in the amount of $23,762 pursuant to a guaranty by the Company of a third party obligation.

Office and general expenses increased from $15,930 in year 1999 to $60,353 in year 2000. This increase is primarily the result of fees paid in connection with the terms of a loan to the Company and stock administration fees.

Consulting fees increased from $8,215 in year 1999 to $44,010 in year 2000. This increase is a result of the increased use of consultants in connection with business development. Of this amount $15,369 in consulting fees were paid to Joseph Byck, an executive officer of the Company.

Losses

We had a loss of $366,223 for the fiscal year 1999 and of $1,343,782 for the fiscal year 2000. The principal reasons for the significant increase in losses was a significant reduction in sales revenue and a significant increase in wages and benefits expenses resulting from an accrual for the issuance of stock options with an exercise price below the closing price on the day of issuance, and a loss of $227,848 for disposal of equipment and property. The net loss per share for fiscal year 1999 was $.03 and for fiscal year 2000 was $.11; however, there were additional shares outstanding for the later period as a result of issuances and the stock dividend of August 25, 2000.

Liquidity and Capital Requirements

Our working capital deficiency at December 31, 2000, was $601,028. Our working capital requirements since incorporation have been funded by the sale of securities from time to time, borrowings (including bank overdrafts) and revenues from sales. The proceeds of these financings were used to fund losses and for developmental activities.

At December 31, 2000, we had aggregated debt and loans from shareholders of $457,922. At December 31, 2000, we had $34,877 in demand loans due to a bank with interest at the bank prime rate plus 1 3/4% per annum. This loan is secured by a general security agreement.

Of the outstanding debt, $117,694 at December 31, 2000, was a business development loan from The Business Development Bank of Canada. This loan bears interest at the rate of 5% above the floating base interest rate charged by the bank. The loan is repayable at the rate of $2,739 per month and matures December 2002. We must also pay a fee to the bank of .1942% per annum, until December 2002 which aggregated $12,925 in the fiscal year ended December 31, 2000. This loan is secured by a pledge of all the assets of CM300 and shareholder guarantees.

We have a term loan with the Royal Bank of Canada. The outstanding principal amount at December 31, 2000, was $29,300. We pay interest at 3% over the bank's prime rate, and the loan matures in May 2000. This loan is secured by a general pledge of the assets of CM300 and shareholder guarantees.

We have a loan payable on demand to Candove Corporation in the amount of $200,000 bearing interest at 10%. Candove has the right at any time to convert any or all of the debt into our common stock at a conversion rate equal to one common share for each $.50 of debt. We are in negotiations to change the conversion rate to be applied to this loan. It is anticipated that the loan will be converted during the second fiscal quarter of 2001. In addition, in order to induce Candove Corporation to make the loan, we issued to it 800,000 shares of common stock.

We require additional financing to continue in business and to develop our products. Funds are required for product research and development, manufacturing and production, marketing activities and operating expenses. If we do not obtain funding, we will not be able to continue our business. Management cannot determine how long we will require to fund operational losses and our other activities with funds from the sale of securities and credit arrangements. Management believes the amount of funds required now and in the future will be substantial. Except as discussed above, we currently have no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that we will be able to develop sources of financing in the future when funds are needed or on acceptable terms. If we do not obtain necessary funding, we will have to curtail aspects of our operations or cease operations altogether. There is no assurance that we will be able to continue our business in the future. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have relied and will continue to rely on the sale of securities and borrowings to fund our operations and in certain circumstances, compensate vendors and consultants. If we engage in any acquisition transactions, we anticipate using securities for the purchase price. To the extent we are able, we will sell or issue debt and equity securities or combinations of the two. In connection with the sale of securities, we may have to issue warrants for common stock to induce persons to invest in the company. If we sell debt securities or borrow funds, the interest charges may have an adverse impact on working capital and cash flow. If we sell additional equity capital or issue common stock derivative securities, current investors will experience dilution, possibly at significant levels. We may grant security interests in our asset base, as we have done in the past. The existence of prior security interests or the size of the asset base will limit our ability to raise capital. In connection with a future financing, we may be required to effect a recapitalization which may have an adverse financial consequence on the stockholders.


ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:                               Page
                                                                          ----

    Independent Auditors' Report of Citrin Cooperman & Company, LLP........F-1

    Consolidated Balance Sheets as of December 31, 2000 and 1999...........F-2

    Consolidated Statements of Operations for the years ended
        December 31, 2000 and 1999.........................................F-3

    Consolidated Statements of Stockholders' Deficiency for
        the years ended December 31, 2000 and 1999.........................F-4

    Consolidated Statements of Cash Flows for the years
        ended December 31, 2000 and 1999....................................F-5

    Notes to Consolidated Financial Statements......................F-6 to F-11

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Cyber Mark International Corp.

We have audited the accompanying consolidated balance sheets of Cyber Mark International Corp. as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Cyber Mark International Corp. as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant losses from operations, has breached certain loan convenants and has deficiencies in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Citrin Cooperman & Company, LLP
                                   ------------------------------------
                                        CERTIFIED PUBLIC ACCOUNTANTS

April 11, 2001
New York, New York

                                             CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 2000 AND 1999


                                                       2000            1999
                                                    ----------      ---------
                                     ASSETS

Current assets:
Cash and cash equivalents                            $      -       $  1,521
Investment tax credits receivable                      90,226        163,208
Accounts receivable                                         -          9,281
Inventory                                              16,775         24,479
Prepaid expenses and other current assets               5,919          5,004
                                                 -------------  -------------
Total current assets                                  112,920        203,493

Property and equipment - net                           24,855        142,334
                                                 -------------  -------------

TOTAL ASSETS                                        $ 137,775      $ 345,827
                                                 =============  =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Bank indebtedness                                   $ 34,877       $ 48,503
Accounts payable and accrued liabilities             256,026        126,619
Loans payable                                        346,994        151,098
Advances from shareholder                             76,051         77,641
                                                -------------   ------------
Total current liabilities                            713,948        403,861
                                                -------------   ------------

Stockholders' deficiency:
Capital stock                                          1,315            610
Additional paid in capital                         1,520,397        740,367
Cumulative translation adjustment                      4,301        (41,217)
Accumulated deficit                               (2,102,186)      (757,794)
                                                -------------   ------------
Total stockholders' deficiency                      (576,173)       (58,034)
                                                -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                         $ 137,775      $ 345,827
                                                =============   ============

                See accompanying notes to financial statements.

                         CYBER MARK INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             2000                   1999
                                      -------------------    -------------------
Sales                                            $ 6,184              $ 151,184

Cost of sales                                      7,704                126,888
                                      -------------------    -------------------

Gross profit (loss)                               (1,520)                24,296
                                      -------------------    -------------------

Expenses:
Wages and benefits                               813,938                 66,698
Professional fees                                 80,756                 52,070
Interest                                          41,081                 25,373
Rent and occupancy                                21,216                 72,394
Office and general                                60,353                 15,930
Trade shows and events                                 -                 15,158
Marketing                                          6,713                 22,191
Other expenses                                    27,347                      -
Telephone                                          7,052                 10,374
Travel and entertainment                               -                  4,865
Automobile                                             -                  7,583
Insurance                                          7,390                  7,084
Consulting fees                                   44,010                  8,215
Depreciation and amortization                      6,478                 39,353
Loss on lease abandonment                        227,848                      -
Research and development                           9,149                133,896
                                      -------------------    -------------------
                                               1,353,331                481,184
                                      -------------------    -------------------

Loss from operations                          (1,354,851)              (456,888)

Interest income                                   11,069                 90,665
                                      -------------------    -------------------

NET LOSS                                     $(1,343,782)            $ (366,223)
                                      ===================    ===================

Loss per share                                   $ (0.11)               $ (0.03)
                                      ===================    ===================

Weighted average shares
        outstanding                           12,573,985             12,190,138
                                      ===================    ===================

                See accompanying notes to financial statements.

                                                                          CYBER MARK INTERNATIONAL CORP.

                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                        Common Stock          Additional                Cumulative   Comprehensive       Total
                                  -------------------------     Paid In   Accumulated   Translation      Income        Stockholders'
                                   Shares         Amount        Capital      Deficit     Adjustment      (Loss)         Deficiency
                                  ------------   ----------  ------------  ------------   ---------   ---------------  ------------
Balance - January 1, 1999           6,064,300        $ 606     $ 720,371    $ (391,571)    $ 4,283                       $ 333,689

Common stock issued
  in private placement                 40,000            4        19,996                                                    20,000

Net loss                                                                      (366,223)                   $ (366,223)
Other comprehensive loss:
Cumulative translation
  adjustment                                                                               (45,500)          (45,500)
                                                                                                      ---------------
Total comprehensive loss                                                                                  $ (411,723)     (411,723)
                                  ------------   ----------  ------------  ------------   ---------   =============== -------------

Balance - December 31, 1999         6,104,300         610       740,367      (757,794)    (41,217)                        (58,034)

Stock split effected in
  the form of  dividend             6,104,300         610                        (610)

Value of stock options
  granted                                                        750,000                                                   750,000

Common stock issued as
  fee for arranging financing
  with Candove Corporation            800,000          80         1,920                                                     2,000

Common stock issued in exchange
  for software support                150,000          15        28,110                                                    28,125

Net loss                                                                    (1,343,782)                 $ (1,343,782)
Other comprehensive income:
Cumulative translation adjustment                                                           45,518            45,518
                                                                                                      ---------------
Total comprehensive loss                                                                                $ (1,298,264)   (1,298,264)
                                  ------------   ----------  ------------  ------------   ---------   =============== -------------

BALANCE - DECEMBER 31, 2000        13,158,600      $ 1,315    $1,520,397   $(2,102,186)    $ 4,301                      $ (576,173)
                                  ============   ==========  ============  ============   =========                   =============

                See accompanying notes to financial statements.

                         CYBER MARK INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                          2000            1999
                                                         ------         -------
Cash flows from operating activities:
Net loss                                              $(1,343,782)      (366,223)
Adjustments to reconcile net loss to
  net cash used by operating activities:
Depreciation and amortization                              6,478          39,353
Shares issued for services                                30,125              -

Loss on lease abandonment                                111,394              -

Value of stock options granted                           750,000              -

Changes in assets and liabilities:
Investment tax credits receivable                         68,102        101,946
Accounts receivable                                        7,526          4,877

Inventory                                                  6,916         66,600
Prepaid expenses                                          (1,120)        17,521

Accounts payable and accrued                             137,618         56,195
                                                     ------------     ----------

Net cash used by operating activities                   (226,743)       (79,731)
                                                     ------------     ----------

Cash flows from investing activities:
Purchase of property and equipment
                                                            (392)              -
                                                     ------------     ----------

Net cash used by investing activities
                                                            (392)              -
                                                     ------------     ----------

Cash flows from financing activities:
Issuance of capital stock                                      -         20,000

Loan payable proceeds                                    200,000             -

Repayment of loans                                       (17,709)      (31,546)
Advances from shareholder                                  1,261         5,927

Bank indebtedness                                          7,294        28,046
                                                     ------------    ----------

Net cash provided by financing activities                190,846        22,427
                                                     ------------    ----------

Effect of exchange rate changes on cash                   34,768       (48,040)
                                                     ------------    ----------

Decreases in cash and cash equivalents                    (1,521)     (105,344)

Cash and cash equivalents - beginning                      1,521       106,865
                                                     ------------    ----------

CASH AND CASH EQUIVALENTS - ENDING                 $           -     $   1,521
                                                     ============    ==========

                See accompanying notes to financial statements.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of consolidation

                  On July 2, 1998, the shareholders of The CM 300 Corp. ("CM300") exchanged all their issued common shares for common shares of Cyber Mark International Corp. ("Cyber"). The acquisition of CM300 by Cyber was a reverse takeover whereby CM300 was identified as the acquiring company. Cyber was incorporated in Delaware in June 1998, and prior to the acquisition Cyber was inactive. The consolidated financial statements include the accounts of the Company and its subsidiary after eliminating all intercompany accounts and transactions.

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

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 -          PROPERTY AND EQUIPMENT
                  ----------------------

                                                                                   Accumulated
                                                                                Depreciation and
                                                               Cost                Amortization           Net Book Value
                                                      -----------------------   -----------------        ---------------
                                                        2000         1999        2000        1999         2000       1999
                                                        ----         ----        ----        ----         ----       ----
                  Manufacturing equipment       $       -         $ 84,801    $  -         $ 48,245     $-         $ 36,556
                  Furniture and fixtures               12,336       12,336       8,287        7,212       4,049       5,124
                  Office and shop equipment            23,872       23,480      11,494        8,329      12,378      15,151
                  Entertainment equipment              -            75,595      -            33,219      -           42,376
                  Moulds                               14,932       14,932       6,504        4,267       8,428      10,665
                  Software                              4,486        4,486       4,486        4,486      -           -
                  Leasehold improvements               -            51,283      -            18,821      -           32,462
                                                 ------------     --------------------     -------- -----------    --------

                                                     $ 55,626     $266,913    $ 30,771     $124,579     $24,855    $142,334
                                                      =======      =======     =======      =======      ======     =======

                  Depreciation and amortization expense for the years ended December 31, 2000 and 1999 amounted to $6,478 and $39,353, respectively.

                  During the year ended December 31, 2000, the Company incurred a loss of $111,394 on the abandonment of equipment and improvements and an accrual for lease payments through the remainder of the lease term of $116,454.

NOTE 3 -          BANK INDEBTEDNESS
                  -----------------

                  The bank indebtedness is payable on demand, bears interest at the bank prime rate plus 1 3/4% per annum and is secured by a general security agreement and a postponement of claim signed by the shareholder.

NOTE 4 -          LOANS PAYABLE
                  -------------

                  Business development loan bearing interest at a rate of 5% above the bank's daily floating base interest rate, repayable in monthly installments of $4,200 (Canadian) and matures December, 2002. The Company is required to pay the bank additional interest in the form of a royalty of 0.1942% on the combined sales of the Company. The royalty is payable monthly at the rate of one twelfth of .1942 percent of combined sales. Total royalties paid during 2000 and 1999 were $12,925 and $263, respectively. The loan is secured by a general security agreement, joint and several guarantees of the shareholders, assignment of shareholder loans, life insurance on the lives of the shareholders and assignment of property insurance.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - LOANS PAYABLE (CONTINUED)
         -------------------------

                                                                                          2000          1999
                                                                                        --------      --------
                  As discussed in Note 10, the Company has breached certain loan covenants as of December 31, 2000 and 1999 and therefore, the entire debt is classified as current at
                  December 31, 2000 and 1999.                                            $117,694      $122,227

                  Bank term loan bearing interest at the bank prime rate plus 3%
                  per annum, repayable in monthly installments of $5,555
                  (Canadian), maturing May, 2000. The loan is now past due, but the bank has not renegotiated the terms nor demanded payment.
                  The loan is secured by a general security agreement,
                  postponement and assignment of claim signed by the shareholder and a guarantee
                  in the amount of $100,000 by the shareholder.                            29,300        28,871

                  Loan payable on demand to Candove Corporation ("Candove")
                  bearing interest at 10%. Candove has the right at any time to convert any or all of the debt into common shares of the
                  Company at a conversion rate equal to one common share for each $.50 of debt. In addition, the Company issued 800,000 shares of common stock to Candove as an inducement to them to make the loan to the
                  Company.                                                                200,000        -
                                                                                          -------      --------

                                                                                         $346,994      $151,098
                                                                                          =======       =======


NOTE 5 -          ADVANCES FROM SHAREHOLDER
                  -------------------------

                  These advances are unsecured and non-interest bearing with no specific terms of repayment.

NOTE 6 -          CAPITAL STOCK
                  -------------

                                                                                               2000           1999
                                                                                             --------       --------
                  Authorized              Issued
                  -----------             -------
                      500,000           None                  Preferenced shares,
                                                              issuable in series,
                                                              par value $.001

                  75,000,000           13,158,600             Common shares, par
                  (2000) and           (2000) and             value $.0001                    $   1,315    $      610
                  10,000,000            6,104,300                                              ========     =========
                  (1999)               (1999)

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 -          CAPITAL STOCK (CONTINUED)
                  -------------------------

                  During the year ended December 31, 2000, the Company effected a stock split n the form of a dividend for 6,104,300 shares. All share and per share information has been restated accordingly to reflect this change.

                  Also in 2000, 800,000 shares were issued to Candove Corporation as an inducement to arrange financing for the Company, and 150,000 shares were issued for software support. These shares were recorded at the fair market value.

                  During the year ended December 31, 1999, the Company issued 40,000 shares in private placements for $20,000.

                  The Company adopted Performance Equity Plans for the granting of stock based awards to employees. The 1998 plan provides for awards for up to 520,000 shares of common stock and the 2000 plan provides for awards for up to 4,000,000 shares of common stock. During January 2001 the Company issued 4,000,000 shares under the 2000 Plan for services to be rendered. During January 2001, 200,000 shares were issued for services to be rendered. During February 2001, the Company issued 1,400,000 shares upon exercise of outstanding options.

                  On March 8, 2001 the Board of Directors of the Company approved a 10-1 forward stock split. Before the stock split is concluded, the Company must take a number of actions in connection with amending its articles of incorporation and then determining the record and distribution dates.

                  During 1998, options to purchase a total of 980,000 common shares at prices ranging from $.25 to $.625 per share were granted to certain employees. The options are exercisable until five years, for 800,000 common shares, and three years, for 180,000 common shares, from date of grant subject to certain conditions. During 2000, option to purchase 600,000 common shares were granted. Such options are at $.25 per share and are exercisable for five years. At December 31, 2000, all options are exercisable.

                  Options expire as follows:

                            Date                 Shares        Exercise Price
                            ----                 ------        --------------
                    August 25, 2001               180,000       $     .50
                    December 31, 2001             400,000             .25
                    December 31, 2002             200,000             .50
                    December 31, 2003             200,000             .625
                    April 1, 2005                 600,000             .25
                                               ----------
                                                1,580,000
                                               ==========

                  The Company applies Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized when options are granted.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 -          CAPITAL STOCK (CONTINUED)
                  -------------------------

                  Had compensation expense been determined based on the fair market methodology prescribed SFAS No. 123 (Accounting for Stock-Based Compensation) issued by the Financial Accounting Standards Board in October, 1995, net earnings for 2000 would have been reduced by approximately $150,000 for options granted during 2000. The fair value for options granted during 2000 was estimated at $1.50 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility 282%, risk-free interest rate of 5% and an expected life of 5 years.

NOTE 7 -          INCOME TAXES
                  ------------

                  The Company's deferred taxes as of December 31, are estimated as follows:

                                                                                         2000
                                                                             -------------------------------
                                                                     Canada             U.S.              Total
                                                                    --------          --------            -------
                  Net operating loss carryforward                    $621,000          $42,000             $663,000
                  Valuation allowance                                (621,000)         (42,000)            (663,000)
                                                                      -------           ------              -------
                  Net deferred tax asset                             $     -           $     -             $      -
                                                                     =========         =======             ========


                                                                                         1999
                                                                             -------------------------------
                                                                     Canada             U.S.              Total
                                                                    --------          --------            -------
                  Net operating loss carryforward                    $388,000          $ 6,000             $394,000
                  Valuation allowance                                (388,000)          (6,000)            (394,000)
                                                                      -------            -----              -------
                  Net deferred tax asset                             $     -           $    -              $     -
                                                                     ========          =======             ========


                  A valuation allowance has been applied to offset the deferred tax asset in recognition of the uncertainty that such benefits will be realized.

                  At December 31, 2000, the Company has available net operating loss carryforwards for U.S. tax reporting purposes of approximately $105,000 which is available to offset future taxable income, if any. This carryforward expires in 2019 and 2020. For Canadian income tax purposes, the Company has available net operating loss carryforward of approximately $1,389,000 which are available to offset future taxable income, if any. These carryforwards expire in 2004, 2005, 2006 and 2007.

NOTE 8 -          LOSS PER COMMON SHARE
                  ---------------------

                  Loss per common share is based on the weighted average number of common shares outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

                         CYBER MARK INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 -          COMMITMENTS
                  -----------

                  The Company is committed under various operating leases for occupied premises which expire in the year 2003. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) as of December 31, 1998 as are follows:

                                    2001               $  55,349
                                    2002                  52,154
                                    2003                   8,951
                                                       ---------
                                                        $116,454
                                                       =========

                  This amount has been accrued at December 31, 2000 to reflect the Company's abandonment of the lease during 2000. Rent expense for the years ended December 31, 2000 and 1999 amounted to $21,216 and $72,394, respectively.

NOTE 10 -         GOING CONCERN
                  --------------

                  As shown in the accompanying financial statements, the Company has incurred significant losses over the past two (2) years. In addition, as of December 31, 2000 and 1999, the Company has breached certain loan covenants and has deficiencies in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  The Company's ability to continue as a going concern is dependent upon future profitability and its ability to obtain additional or alternative financial support from shareholders or others if required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                  Management's plans include continuing to actively pursue new revenue sources as well as obtaining financing through private placements of debt securities and long term financing. There can be no assurance that the Company will be able to fulfill these plans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our officers and directors are as follows:

  Name               Age            Position
  ----               ---            --------

  Samuel Singal       52            Chairman of the Board, Chief Operating
                                        Officer and sole Director

  Joseph Byck         68            Treasurer

  Monika Runge        25            Secretary

Mr. Samuel Singal was our founder and the founder of our principal subsidiary, CM300. Mr. Singal has been our Chairman and Chief Operating Officer since 1998 and the President of CM300 since 1996. From 1994 until 1996, Mr. Singal was employed at Cybermind Systems, where he held the position of President.

Mr. Joseph Byck has been the Marketing Director of CM300 since 1996. Mr. Byck has been our Treasurer since July 1999. From 1994 to 1999, Mr. Byck was the president of Herbs International Corp., a company that manufactures specialty herbal products related to the neutralizing effects of alcohol.

Ms. Monika Runge has been employed by CM300 since February 1999. From February 1997 to date, Ms. Runge has been a student for a degree in business administration at York University, Ontario and from September 1996 to February 1997 she was a student at Trinity Western University in British Columbia. From May 1994 to September 1996, Ms. Runge held various positions with Cybermind Canada Inc.

Board Meetings and Committees

During the fiscal year ended December 31, 2000, our board of directors took unanimous written action on three occasions. The board did not hold any meetings. The board of directors has established no committees. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2000, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting Requirements.

ITEM 10. EXECUTIVE COMPENSATION.

We currently do not pay a salary to Messrs. Singal or Byck. In lieu of compensation in fiscal year 2000 we paid consulting fees to Mr. Byck in the amount of $15,369. We pay a monthly salary of $1,280 to Ms. Runge.

Option Grants

No options were granted to executives in the fiscal year ended December 31, 2000.

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

Stock Option Plans

We have a Performance Equity Plan adopted in 1998 by the board which provides for the issuance of stock-based awards for up to 520,000 shares of common stock. The awards under this plan may be granted separately or together with other awards. The awards include only non-incentive stock options, stock bonuses and cash payment awards. Incentive stock options may only be granted to persons who are our employees. Other forms of awards may be granted to consultants, directors, employees and officers of the company.

We have a Performance Equity Plan adopted in 2001 by the board which provides for the issuance of stock based awards for up to 4,000,000 shares of common stock. The awards under this plan may be granted separately or together with other awards. The awards include non-incentive stock options, stock bonuses, restricted stock and stock appreciation rights. The awards may be granted to consultants, directors, employees and officers of CyberMark and CM300. We have issued awards relating to 4,000,000 shares of common stock under this plan all of which have been exercised.

We have also issued options outside the above plans to acquire up to 180,000 shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of April 5, 2001 information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) those persons or group of persons known by us to beneficially own more than five percent (5%) of our voting securities, (ii) each director and director-nominee of Cyber Mark and (iii) all executive officers and directors as a group.

                                                                 Percent of
                                     Number of Shares          Ownership of
                                      of Common Stock          Common Stock
 Name of Beneficial Owner           Beneficially* Owned         Outstanding
-------------------------           -------------------        ------------

Samuel Singal. . . . . . . . . . .       7,666,000 (1)              41%

Directors and officers
    as a group (1 person) . . . . .      7,666,000                  41%

--------------------------------
* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

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


                                  CYBER MARK INTERNATIONAL CORP.
                                  (Registrant)

Dated: April 25, 2001
                                  By:  /s/ Samuel Singal
                                    -------------------------------------------
                                  Name:  Samuel Singal
                                  Title: President and Chief Operating Officer (Chief Operating Officer and Chief Financial Officer of the Registrant)

                                  EXHIBIT INDEX


                                                                     Incorporated
Exhibit                                                           By Reference from       No. in
Number         Description                                             Document           Document
-------        -----------                                        ---------------        --------
3.1            Certificate of Incorporation                               A                 3.1

3.2            By-Laws                                                    A                 3.2

4.1            Form of Common Stock Certificate                           A                 4.1

10.1           1998 Performance Equity Plan                               A                10.1

10.2           2000 Performance Equity Plan                               B                 4.2

10.3           Stock Option Agreement between James Runge and             B                 4.3
               Registrant

10.4           Stock Option Agreement between Allan Fryman and            B                 4.4
               Registrant

10.5           Stock Option Agreement between Israel Ellis and            B                 4.5
               Registrant

10.6           Stock Option Agreement between Joseph Byck and             B                 4.6
               Registrant

21             Subsidiaries of Registrant                                 A                21.1

23             Consent of Citrin Cooperman & Company LLP,                 __                __             Filed
               independent auditors in respect of Form S-8                                               herewith

99             Risk Factors                                               __                __             Filed
                                                                                                         herewith

---------------------

A. Registrant's Registration Statement on Form 10-SB filed August 3, 1999 (File No. 0-26919).

B. Registrant's Registration Statement on Form S-8 filed January 17, 2000 (File No. 333-53808).