Form 10QSB
period 2001-03-31
CYBERMARK INTERNATIONAL CORP
filed 2001-05-14
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2001

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

As of May 9, 2001, 22,311,039 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                         Page No.

         Item 1. Consolidated Financial Statements:

                   Consolidated  Balance Sheets (Unaudited) as of
                   March 31, 2001 and December 31, 2000                   3

                   Consolidated Statements of Operations (Unaudited)
                   for the Three Months Ended March 31, 2001 and 2000     4

                   Consolidated  Statements of Cash Flows (Unaudited)
                   for Three Months Ended March 31, 2001 and 2000         5


                 Notes to Consolidated Financial Statements               6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                       8
PART  II.  OTHER - INFORMATION

       Item 2 - Changes in Securities and Use of Proceeds.               10

                Sales of Unregistered Securities                         10

                Other Issuances                                          10


       Item 6 - Exhibits and Reports on Form 8-K                         10

Cyber Mark International Corp.
Consolidated Balance Sheets
As at March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------
                                                March 31,          December 31,
                                                 2001                 2000
ASSETS                                        (Unaudited)

Current
    Cash and cash equivalents               $          -        $          0
    Investment tax credits receivable             29,642              90,226
    Accounts receivable                                0                   0
    Inventory                                     15,956              16,775
    Prepaid expenses                               2,539               5,919
                                            ------------        -------------

Total current assets                              48,136              112,920
Property and equipment - net                      23,355               24,855
                                            ------------        -------------

Total assets                                $     71,492        $     137,775
                                            ============        =============

LIABILITIES AND STOCKHOLDERS" EQUITY
(DEFICIT)

Current
    Bank indebtedness                      $     62,692        $      34,877
    Accounts payable and accrued
        liabilities                             241,718              256,026
    Long-term debt - current portion            311,952              346,994
    Advances from shareholder                    74,476               76,051
                                           ------------        -------------

Total liabilities                               690,838              713,948
                                           ------------        -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock                                     6,915                1,315
Additional paid in capital                    2,201,637            1,520,397
Cumulative translation adjustment                 7,935                4,301
Deficit                                      (2,835,833)          (2,102,186)
                                           ------------        -------------

Total stockholders" equity (deficit)          (619,346)            (576,173)
                                           ------------        -------------

Total liabilities and stockholders"
        equity                             $    71,492         $    137,775
                                          ============         =============




The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Operations and Deficit
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
-------------------------------------------------------------------------------
                                                2001                  2000


Revenue
     Sales                             $             -        $           -
     Other                                                            1,302
                                        --------------        --------------

                                                     -                1,302
Cost of sales                                        -                    -
                                        --------------        --------------

Gross profit                                         0                1,302
                                        --------------        --------------

Expenses
    Marketing                                        0               30,260
    Research and development                         0               19,047
    Wages and benefits                          11,785               16,070
    Rent and occupancy                           4,851                9,180
    Professional fees                          693,403                8,574
    Interest                                    15,265                6,568
    Office and general                           4,609                3,589
    Telephone                                      995                2,732
    Insurance                                    1,239                2,000
    Depreciation and amortization                1,500               10,000
                                        --------------        --------------

                                               733,647               108,020
                                        --------------        --------------

Net loss                                $     (733,647)       $     (106,718)
                                        ==============        ==============

Loss per share                          $        (0.04)       $        (0.04)
                                        ==============        ==============



The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
-------------------------------------------------------------------------------
                                                   2001                 2000


Cash flows from operating activities
    Net loss                                  $   (733,647)       $    (106,718)
    Adjustments to reconcile net loss to
       net cash used by operating activities
          Depreciation and amortization              1,500               10,000
          Shares issued for services               686,840                    -
       Changes in assets and liabilities
          Investment tax credits receivable         60,584                  684
          Accounts receivable                            -               (7,219)
          Inventory                                    819                  103
          Prepaid expenses                           3,380                   21
          Accounts payable and accrued
                liabilities                        (14,308)             (19,092)
                                              ------------        -------------

Net cash used by operating activities                5,169            (122,221)
                                              ------------        -------------

Cash flows from financing activities
    Bank indebtedness                               27,815               49,845
    Long-term debt                                 (35,042)                (633)
    Advances from shareholder                       (1,575)              53,344
                                               -----------        -------------

Net cash provided by financing activities           (8,802)             102,556
                                               -----------        -------------

Effect of exchange rate changes on cash              3,633               18,144
                                               -----------        -------------

Increase (decrease) in cash and cash
                equivalents                             -                (1,521)
Cash and cash equivalents, beginning of period          -                 1,521
                                              ------------        -------------

Cash and cash equivalents, end of period      $         -         $           -
                                              ============        =============

Supplementary information:

Interest paid                                 $    15,265         $       6,568
                                              ============        =============



The accompanying notes are an integral part of these consolidated financial statements

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2001 and 2000

(Unaudited)
-------------------------------------------------------------------------------

1. The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report for the twelve months ended December 31, 2000.

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

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

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

     Loss per common share

     Loss per common share is based on the weighted average number of common shares (2001 - 16,569,111, 2000 - 12,128,600) outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Qualified Auditor's Report

              On April 11, 2001, the independent auditors of the company issued its report on the December 31, 2000 financial statements in which it assumed the company will continue as a going concern but noted that the company had suffered significant losses from operations, was in breach of certain loan covenants and had deficiencies in working capital and stockholders equity. These factors raised substantial doubt about the company's ability to continue as a going concern.

              Nothing has occurred with the company to change the conclusions of the auditors report. The company continues to have no revenues, is unable to fund operations and continues to incur obligations, primarily professional fees, rent and certain other overhead expenses. Management is exploring various options, including terminating its operations, sale of its various assets and corporate reorganization. No assurance can be given that any strategy will be adopted or result in an improved financial condition for the company.

         Results of Operations

              The company did not have any meaningful commercial operations because of a lack of capital and funds with which to operate. The company believes it has certain assets that continue to have value, but to realize commercial value on them will require substantial additional capital to upgrade and develop them. These assets may be valuable if sold. The company does not have any plans at this time which will result in any continuing operating revenues. Because the company did not have any meaningful commercial operations, it had no revenues for the quarter ended March 31, 2001. The company only had $1,302 of revenues for the quarter ended March 31, 2000.

              The expenses of the company for the quarter ended March 31, 2001 were $733,647 as compared to $108,020 for the corresponding period of 2000. Professional fees represented the largest portion of the expenses. Most of the amount are charges taken for the issuance of common stock during the quarter as compensation for services rendered.

              The net loss for the quarter ended March 31, 2001 was $733,647 as compared to $106,718 for the corresponding period of 2000. The loss was the result of no revenues and substantial expenses.

         Liquidity and Capital Requirements

              The company had no cash or cash equivalents at March 31, 2001.
         Its assets were only $71,492 at March 31, 2001, of which $29,642 was an investment tax credit and $15,956 was inventory. The company had a working capital deficiency of $642,707 at March 31, 2001. At December 31, 2001 the working capital deficiency was $601,028. The deficiency is continuing to increase.

              The company is in default of certain covenants given to its lenders. The company has received notices of default, but no formal action has been taken at the date of this report. Because of the default status, however, all debt is classified as current.

              The company's bank debt was $174,644 at March 31, 2001.

              The company has $29,642 worth of Canadian government
         Investment Tax Credits which have not yet been approved. The company anticipates no problems in collecting this amount in the near term.

              The company needs capital to meet its expenses and fund its operations. In addition, if we are to develop any of our assets in the area of virtual reality gaming products, the company will need substantial capital for research and development, production, marketing and personnel expenses, among other things.

              We have no sources of capital at this time. We do not expect to develop any sources of capital in the near future.

              We are reducing our operations as much as possible. What funding we have obtained has been in the form of insider loans. We also have issued securities to pay for various obligations of the company. To the extent we are able, we will continue to issue securities, most likely common stock, to pay various of our obligations. Any issuances are expected to be substantial and will result in substantial dilution to existing stockholders.

              As noted above, there is substantial doubt as to our ability to continue as a going concern.


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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Sales of Unregistered Securities

               On May 2, 2001, the holders of the convertible debentures of our subsidiary CM300 Corporation agreed to convert the aggregate face amount of $200,000 of debt and outstanding interest into an aggregate of 3,202,440 shares of common stock. The shares were issued pursuant to
         Section 3(a)(9) of the Securities Act of 1933 ("Securities Act"), and the holders were issued restricted securities.

               On May 7, 2001, the company issued 349,999 shares of restricted stock as compensation for services to the corporation. The shares were issued to two sophisticated investors pursuant to Section 4(2) of the Securities Act.

         Other Issuances

               During the quarter ended March 31, 2001, the company issued an aggregate of 5,600,000 shares of common stock pursuant to various employment options and performance equity plans. All the shares were registered for issuance on Form S-8. The company has 520,000 shares available for issuance under one of its performance equity plans, which is registered on Form S-8 The company has the ability to create additional performance equity plans and register shares of common stock underlying them. Because of the financial condition of the company, this is likely to occur, and issuances of these securities are likely to be substantial if the company adopts such plans.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K: None

         Exhibits:  None

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYBER MARK INTERNATIONAL CORP.


Dated:   May 11, 2001                         /s/ Samuel Singal
                                     By: ____________________________________
                                         Name:  Samuel Singal
                                         Title: President and Chief Operating
                                                Officer