Form 10QSB
period 2001-06-30
CYBERMARK INTERNATIONAL CORP
filed 2001-08-29
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 0-26919

                         CYBER MARK INTERNATIONAL CORP.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     N/A
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

14435 FM 2920
Tomball, Texas                                                   77375
---------------------------------------                  ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:   (281) 351-1831
                             ---------------


Indicate by check mark whether the registrant (1) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.           YES ____   NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 27, 2001, 332,223,510 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                         Page No.

         Item 1.  Consolidated Financial Statements:

                    Consolidated  Balance Sheets (Unaudited) as of
                    June 30, 2001 and December 31, 2000                     3

                    Consolidated Statements of Operations (Unaudited)
                    for the Three and Six Months Ended June 30, 2001
                    and 2000                                                4

                    Consolidated  Statements of Cash Flows (Unaudited)
                    for Three and Six  Months Ended June 30, 2001
                    and 2000                                                5


                  Notes to Consolidated Financial Statements                6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                        8

PART  II. OTHER - INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds.                10

                    Sales of Unregistered Securities                        10

                    Other Issuances                                         10


         Item 6 - Exhibits and Reports on Form 8-K                          10

Cyber Mark International Corp.
Consolidated Balance Sheets
As at June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                  June 30,
                                                    2001         December 31,
ASSETS                                           (Unaudited)        2000
Current
     Cash and cash equivalents                 $          -      $        0
     Investment tax credits receivable                    -          90,226
     Accounts receivable                                  -               0
     Inventory                                            -          16,775
     Prepaid expenses                                     -           5,919
                                               -------------     -----------

Total current assets                                      -         112,920
Property and equipment - net                         71,051          24,855
                                               -------------     -----------

Total assets                                   $     71,051      $  137,775
                                               =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current
     Bank indebtedness                         $          -      $   34,877
     Accounts payable and accrued
          Liabilities                               201,825         256,026
     Long-term debt - current portion                     -         346,994
     Advances from shareholder                        1,144          76,051
                                               -------------     -----------

Total liabilities                                   202,969         713,948
                                               -------------     -----------

STOCKHOLDERS' DEFICIT

Capital Stock                                        21,629           1,315
Additional paid in capital                        3,322,974       1,520,397
Cumulative translation adjustment                         -           4,301
Deficit                                          (3,476,521)     (2,102,186)
                                               -------------     -----------

Total stockholders' deficit                        (131,918)       (576,173)
                                               -------------     -----------

Total liabilities and stockholders'
          Equity                               $     71,051      $  137,775
                                               =============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

Cyber Mark International Corp.
Consolidated Statements of Operations and Deficit
For the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------

                          Three months ended             Six months ended
                                June 30                       June 30
                          2001           2000           2001            2000
Revenue

Sales                  $        -     $         -    $        -     $         -
Other                           -             973             -           2,275
                       -----------    -----------    -----------    -----------

Cost of sales                   -             973             -           2,275
                       -----------    -----------    -----------    -----------

Gross profit           $        -     $       973    $        -     $     2,275
                       ===========    ===========    ===========    ===========


Expenses
  Marketing            $        -     $    14,475    $        -     $    44,898
  Research and
    development                 -          48,001             -          66,885
  Wages and benefits           522         54,674         12,307         70,744
  Rent and occupancy         4,654          4,242          9,505         13,422
  Professional fees        889,361         30,806      1,582,764         39,380
  Interest                   3,678          9,962         18,943         17,730
  Office and general         3,716          7,430          8,325         11,019
  Telephone                    356          4,405          1,350          7,137
  Insurance                      -          2,000          1,240          4,000
  Depreciation and
    amortization             5,000         10,000          6,500         20,000
                       -----------    -----------    -----------    -----------

                           907,287        185,995      1,640,934        295,215
                       -----------    -----------    -----------    -----------

Loss before gain
  on disposal of
  subsidiary              (907,287)      (185,022)    (1,640,934)      (292,940)

Gain on disposal of
  subsidiary           $   266,599              -        266,599              -
                       -----------    -----------    -----------    -----------

Net loss               $  (640,688)   $  (185,022)   $(1,374,335)   $  (292,940)
                       ===========    ===========    ===========    ===========

Loss per share         $     (0.03)   $     (0.01)   $     (0.07)   $     (0.02)
                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Cyber Mark International Corp.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2001 and 2000
(Unaudited)
-------------------------------------------------------------------------------

                                                         2001          2000
Cash flows from operating activities
Net loss                                             $(1,374,335)   $  (292,940)
Adjustments to reconcile net loss to
  net cash used by operating activities
     Depreciation and amortization                         6,500         20,000
     Gain on disposal of subsidiary                     (266,599)             -
     Shares issued for services                        1,546,840              -
  Changes in assets and liabilities                       90,917
     Investment tax credits receivable                         -          7,217
     Accounts receivable                                       -         (1,522)
     Prepaid expenses                                          -
     Accounts payable and accrued liabilities             33,303        (46,577)
                                                     -----------    -----------

Net cash used in operating activities                $   (54,291)   $  (222,905)
                                                     ===========    ===========

Cash flows from financing activities
  Bank indebtedness                                  $         -    $   (26,195)
  Long-term debt                                               -        157,431
  Advances from shareholder                                1,144          9,083
  Issuance of capital stock                                    -         15,000
                                                     -----------    -----------

Net cash provided by financing activities                  1,144        155,319
                                                     -----------    -----------

Cash flows from investing activities                           -              -
  Disposal of subsidiary                                  53,147              -
                                                     -----------    -----------

Net cash provided by investing activities                 53,147              -
                                                     -----------    -----------

Effect of exchange rate changes on cash                        -         66,065
                                                     -----------    -----------

Decrease in cash and cash equivalents                          -         (1,521)
Cash and cash equivalents, beginning of period                 -          1,521
                                                     -----------    -----------

Cash and cash equivalents, end of period             $         -    $         -
                                                     ===========    ===========

Supplementary information:

Interest paid                                        $    18,943    $    17,730
                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2001 and 2000

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

         The following is a summary of the significant accounting policies followed by the Company:

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary to the date of deposition on May 23, 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cyber Mark International Corp.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

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

         Loss per common share

         Loss per common share is based on the weighted average number of common shares (2001 - 19,074,538, 2000 - 12,508,600) outstanding during each period. Loss per common share is the same for both basic and dilutive since stock options would be antidilutive and therefore not included in the calculation.

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

              The company continues to have no revenues and is therefore unable to fund operations and continues to incur obligations which primarily are professional fees, rent and certain other overhead expenses. Management is exploring various options, including terminating its operations, sale of its various assets and corporate reorganization. No assurance can be given that any strategy will be adopted or result in an improved financial condition for the company.

       Reorganization

              On May 23, 2001 the company entered into various agreements with its wholly owned subsidiary CM 300 Corporation ("CM300") and Samuel Singal, the then chairman of the board and sole director and chief operating officer of the company, to restructure the company. Pursuant to a Stock Purchase Agreement between the company and Mr. Singal, the company sold CM300 to Mr. Singal by transferring all the stock it held of CM300 in exchange for all of the right, title and interest in certain intellectual property that Mr. Singal owned but was useful in and could be related to the intellectual property used by CM300 in its virtual reality products. In a separate agreement CM300 assigned to the company all of its right, title and interest in and to all of the intellectual property owned by CM300 and used in its virtual reality products in exchange for the company assuming all responsibility and obligation for repayment of a shareholder loan in the amount of $76,051 made by Mr. Singal to Cm300 ("Indebtedness"). In a related agreement Mr. Singal and the company agreed to convert the Indebtedness into 661,313 shares of Common Stock as of May 23, 2001 based upon the closing price of the Common Stock on May 17, 2001 ($.115).

              CM300 has not had any operations for approximately two years that have generated any revenues. The fixed assets of CM300 are not considered to have any substantial value and some are pledged to secure prior obligations of CM300. Some of the obligations are guaranteed by Mr. Singal. None of the obligations of CM300 are those of the company or guaranteed by the Company, other than as specifically assumed. By acquiring all the intellectual property used in the business of virtual reality games, the company believes it is retaining the only substantive and marketable assets of the previously consolidated entity. In addition, the company believes the intellectual property and the reorganization to eliminate the loss generating CM300 subsidiary will make it more attractive as a public corporation.

              By selling CM300 the company no longer has any subsidiaries with which it must consolidate its financial statements. Therefore, it was able to eliminate from its financial statements for the six months ended June 30, 2001, the debt of CM300. Certain other eliminations and adjustments were also made, all of which are reflected on the financial statements in this report.

       Dividend

              The company declared a 10 for 1 stock dividend payable on August 16 to holders of record July 19, 2001.

       Results of Operations

              The company did not have any meaningful commercial operations because of a lack of capital and funds with which to operate. The company believes it has certain intellectual property assets that continue to have value, but to realize commercial value on them will require substantial additional capital to upgrade and develop them. These assets may be valuable if sold. The company does not have any plans at this time which will result in any continuing operating revenues. Because the company did not have any meaningful commercial operations, it had no revenues for the six month period ended June 30, 2001.

              The expenses of the company for the six month period ended June 30, 2001 were $1,582,764 as compared to $39,380 for the corresponding period of 2000. Professional fees represented the largest portion of the expenses. Most of the amount are charges taken for the issuance of common stock during the quarter as compensation for services rendered.

              The net loss for the six month period ended June 30, 2001 was $1,374,335 as compared to $292,940 for the corresponding period of 2000. The loss was the result of no revenues and substantial expenses. The loss was partially offset by a gain on the disposal of CM300 which was $266,599.

       Liquidity and Capital Requirements

              The company had no cash or cash equivalents at March 31, 2001. Its assets with a recordable value were only $71,051 at June 30, 2001, which were property and equipment. The company has a working capital deficit. The company has no sources of funds. From time to time, to pay expenses, it may obtain working capital by loans from its principal stockholders and officers and directors.

              The company needs capital to meet its expenses and fund its operations. In addition, if the company were to develop any of its assets in the area of virtual reality gaming products, the company will need substantial capital for research and development, production, marketing and personnel expenses, among other things.

              The company has no sources of capital at this time. Management does not expect to develop any sources of capital in the near future.

              The company has reduced its operations as much as possible. What funding it has obtained has been in the form of insider loans. The company also have issued securities to pay for various obligations of the company. To the extent able, the company will continue to issue securities, most likely common stock, to pay various of our obligations. Any issuances are expected to be substantial and will result in substantial dilution to existing stockholders.

              As noted above, there is substantial doubt as to the ability of the company to continue as a going concern.


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

               On May 7, 2001, the company agreed to issue 349,999 shares of restricted stock as compensation for services to the corporation. The shares were issued to two sophisticated investors pursuant to Section 4(2) of the Securities Act.

               On May 23, 2001, the company issued 661,313 shares of restricted stock upon conversion of a shareholder loan. The shares were issued to the then officer and director of the company pursuant to Section 4(2) of the Securities Act.

               On May 24, 2001, the company issued 249,999 shares of restricted stock as compensation for services to the corporation. The share were issued to two sophisticated investors pursuant to Section 4(2) of the Securities Act.

         Other issuances

               During the quarter ended June 30,2001, the company issued an aggregate of 8,000,000 shares pursuant to various employment arrangements. All the shares were registered under Form S-8 for issuance.

               The company declared a 10 for 1 stock dividend payable on August 16, 2001 to holders of record on July 19, 2001.

               The company issued on August 8, 2001 and August 27, 2001 an aggregate of 20,000,000 shares pursuant to a consulting agreement with Mr. Singal dated July 27, 2001. The shares were registered for issuance on Form S-8.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K: None

         Exhibits:

                  10.1 Assignment of Intellectual Property by Samuel Singal to the company dated May 23, 2001

                  10.2 Stock Purchase Agreement between Samuel Singal and the company dated May 23, 2001

                  10.3 Assignment of Intellectual Property by CM300 Corporation to the company dated May 23, 2001

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYBER MARK INTERNATIONAL CORP.


Dated:   August 28, 2001                        /s/ John Jarvis
                                            By: ____________________________
                                                Name: John Jarvis
                                                Title: President