Form 10QSB
period 2001-09-30
CYBERMARK INTERNATIONAL CORP
filed 2001-11-19
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 0-26919

                         CYBER MARK INTERNATIONAL CORP.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     N/A
- -------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Gateway Center, Suite 2600
Newark, New Jersey                                               07012
-----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:   (973) 645-0576
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, 342,223,510 shares of the Issuer's Common Stock were outstanding.

                         CYBER MARK INTERNATIONAL CORP.


PART  I.  FINANCIAL INFORMATION                                         Page No.

         Item 1.  Unaudited Financial Statements
                  Cyber Mark International Corp.
                  Post-Reorganization September 30, 2001
                  Prepared by Management





                              TABLE OF CONTENTS

                                                          Page Number

Unaudited Financial Statements (Post-Reorganization)

     Balance sheet                                             2

     Income statement                                          3

     Statement of stockholders' equity                         4

     Statement of cash flows                                   5

     Notes to the Financial Statements                         6

                            CYBER MARK INTERNATIONAL CORP.
                     UNAUDITED BALANCE SHEET (POST-REORGANIZATION)
                                    SEPTEMBER 30, 2001




                                                       September 30, 2001
                                                       ------------------
ASSETS

Cash                                                    $           400
Prepaid expenses                                                    450
Deposits                                                            150
                                                        ----------------
     Total Assets                                       $         1,000
                                                        ================

LIABILITIES & STOCKHOLDERS; EQUITY

Accounts payable                                        $             0
                                                        ----------------
     Total Liabilities                                                0

Stockholders' Equity                                             21,630
   Common stock issued and outstanding                        3,455,891
   Additional paid-in capital                                (3,476,521)
                                                        ----------------
     Total Stockholders' Equity                                   1,000

Total Liabilities and Stockholders' Equity              $         1,000
                                                        ================











                   The accompanying notes are an integral part
                          of these financial statements

                            CYBER MARK INTERNATIONAL CORP.
                   UNAUDITED INCOME STATEMENT (POST-REORGANIZATION)
                                  SEPTEMBER 30, 2001



                                                       From reorganization
                                                       September 30, 2001
                                                       -------------------

Income                                                  $             0


Expenses                                                              0
                                                        ---------------
     Total Expenses                                                   0


Net Loss                                                $             0
                                                        ================


Retained earnings, beginning of period                  $    (3,476,521)
                                                        ----------------

Deficit accumulated                                     $    (3,476,521)
                                                        ================











                   The accompanying notes are an integral part
                          of these financial statements

                                 CYBER MARK INTERNATIONAL CORP.
                           UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (POST-REORGANIZATION)
                                      SEPTEMBER 30, 2001



                                                  Additional
                                   Common         Paid-in         Deficit
                                   Stock          Capital         accumulated        Total
                                 ----------       -----------     -----------      ---------

Balance, pre-reorganization
  September 30, 2001              $   21,629       $3,322,974      $(3,476,521)    $ (131,918)

Gain on exchange of equipment
  for discharge of accounts
  payable and loans from
  stockholders                             0          131,918                0        131,918

Issuance of 10,000,000 shares
  at $.001 per share                       1              999                0          1,000
                                 -----------       ----------       -----------    -----------
Balance, post-reorganization
  September 30, 2001             $    21,630       $3,455,891       $(3,476,521)   $    1,000
                                 ===========       ==========       ============   ===========




















                   The accompanying notes are an integral part
                          of these financial statements

                          CYBER MARK INTERNATIONAL CORP.
               UNAUDITED STATEMENT OF CASH FLOWS (POST-REORGANIZATION)
                                  SEPTEMBER 30, 2001



                                                       From reorganization
                                                       September 30, 2001
                                                       -------------------

CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES

Net Loss                                                 $            0
Non-cash items included in net loss
Adjustments to reconcile net loss to
  cash used by operating activity
    Prepaid expenses (increase) decrease                           (450)
    Deposits (increase) decrease                                   (150)
                                                         ---------------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                                        (600)

CASH FLOWS FROM INVESTING ACTIVITIES                                  0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                1
  Paid-in capital                                                   999
                                                         ---------------

      NET CASH PROVIDED BY
      FINANCING ACTIVTIES                                         1,000

      NET INCREASE IN CASH                               $          400
                                                         ===============






                   The accompanying notes are an integral part
                          of these financial statements

                            CYBER MARK INTERNATIONAL CORP.
                           NOTES TO THE FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2001


NOTE A    UNAUDITED STATEMENTS BY MANAGEMENT

          Information in these financial statements was prepared by management and has not been the subject of audit or review by an independent accountant.

NOTE B    REORGANIZATION SEPTEMBER 30, 2001

          The Company was reorganized on September 30, 2001.  The
          Company will continue in the entertainment business, subject to the preparation of a business plan and attainment of sufficient capital to support the plan.

NOTE C    EXCHANGE OF EQUIPMENT FOR SATISFACTION OF DEBT

          Coincident with the reorganization, accounts payable vendors and stockholders with outstanding loans to the Company agree to accept equipment with a net book value of $71,051 in full satisfaction of debt totaling $202,969. The result was a capital contribution of $131,918.

NOTE D    COMMON STOCK ISSUES

          On September 30, 2001 the Company sold 10,000,000 shares of its common stock at $.0001 per share for a total of $1,000. The proceeds were to be used for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     There were no sales, no revenues, nor operating expenses this quarter. Management devotes this period to negotiating the disposition of depreciated equipment and remaining facilities.

     During this quarter the Company disposed of the depreciated equipment of $71,051 in full consideration for debt totaling $202,969 this resulted in a capital contribution of $131,918.

     During this quarter the Company also raised $1,000 from the sale of 10,000,000 shares at $.0001 per share, which are restricted under Section 144 of the Securities Act.

     New management considered that its main focus should be the preparation of a new business plan to enable the Company to continue in the entertainment business. There are no guarantees that the Company will be successful in raising any required and additional capital investment, nor implementing any proposed plan.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Sales of Unregistered Securities

          On September 30, 2001 the Company sold 10,000,000 shares of its common stock at $.0001 per share for a total of $1,000. The proceeds were to be used for working capital.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of matters To a Vote of Security Holders

None.

Item 5.   Other Information.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K: None

         Exhibits:  None.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYBER MARK INTERNATIONAL CORP.


Dated:   November 19, 2001              By: /s/ Ian McIntyre
                                                Ian McIntyre
                                        Title: President