Form 10KSB
period 2001-12-31
CYBERMARK INTERNATIONAL CORP
filed 2002-04-29
CIK 1092299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-26919

CYBER MARK INTERNATIONAL CORP,

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
Delaware	N/A
State Of Incorporation	(I.R.S. Employer Identification Number)

7500 West Lake Mead Boulevard
Suite 9627
Las Vegas, Nevada 89128

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(702) 683-3722

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X

Yes as to requirement.

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding approximately 342,223,510 shares of common stock ($.001 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2001

PART I

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III


PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL

The Company was incorporated under the laws of the State of Delaware on June 9, 1998, to serve as a holding company for CM300. CM300 was incorporated under the laws of the Province of Ontario on January 1996, and became our wholly owned subsidiary on the same day that the company was incorporated. Its principal place of business is located at 7500 West Lake Mead Boulevard, Suite 9627, Las Vegas, Nevada 89128.

Business of Issuer

Cyber Mark International Corp. was organized to engage in any lawful corporate business, including but not limited to, research, design and development of virtual reality systems and games. The Company has no current business operations.

EMPLOYEES

The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 50 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED

STOCKHOLDER MATTERS

Market Information

The Company stock is trading on the Bulletin Board under the symbol CMKI.OBB.

Holders

At December 31, 2001, there were approximately 35 holders of record of the Company's common stock. As of December 31, 2001, there were approximately 342,223,510 shares outstanding.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL

CONDITION & RESULTS OF OPERATIONS

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

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than $373.00 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in its current reorganization plan.

Plan of Operation

The Company plans to reorganize and to implement a new business plan in this fiscal year.

Forward-Looking Statements

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Year 2000 Compliance

At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the change-over in the year 2000 and should not cause a problem.

The year 2000 (hereafter Y2K) computer compliance problem is primarily based upon the fact that many computers and computer software programs may not be compatible with the year change from 1999 to the year 2000. As a result, many computer programs may fail or lose data as the millennium approaches. The Company has focused its concern on this Y2K problem in three general areas. First, computer programs and related software owned or used by the Company. Secondly, collateral equipment such as potential communication systems and other equipment that relies upon computer based components. Thirdly, Y2K problems which may occur within the industry in which the Company may become involved.

As noted above, the Company has only access and use of a small desktop PC which is Y2K compatible and therefore, does not believe any further review or remedial work required to be Y2K compliant as to its in-house computer systems. The Company is adopting a policy that any computer system purchased will have to be warranted as Y2K compliant to be acquired by the Company.

Since the Company has no equipment which is reliant upon computer based systems, it also has determined that it does not have any problem in the second category, but has adopted a policy that any collateral equipment, such as communication systems, that will have computer components will have to have a warranty or certification that they are Y2K compliant to be purchased or leased by the Company in the event of reorganization.

The Company believes that the foregoing constitutes all reasonable efforts which may be taken and have been taken for Y2K compliance. If necessary the Company will appoint an officer having responsibility for Y2K compliance as part of the Company's due diligence efforts. To date, the Company has not expended any measurable resources on Y2K compliance.

ITEM 7. FINANCIAL STATEMENTS

The Unaudited Financial Statements of December 31, 2001.

UNAUDITED FINANCIAL STATEMENTS

CYBER MARK INTERNATIONAL CORP.

POST-REORGANIZATION DECEMBER 31, 2001

PREPARED BY MANAGEMENT

TABLE OF CONTENTS

CYBER MARK INTERNATIONAL CORP.
UNAUDITED BALANCE SHEET (POST-REORGANIZATION)
DECEMBER 31, 2001
December 31, 2001
ASSETS
Cash	$373 ------------------
Total Assets	$373 ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$4,475 ------------------
Total Liabilities	4,475
Stockholders' Equity
Common stock, authorized 500,000,000 shares at $.0001 par value, issued and outstanding 342,223,510 shares	34,222

Preferred stock, authorized 3,000,000 shares at $.001 par value, issued and outstanding one (1) share	1

Additional paid-in capital	3,443,298
Deficit accumulated	(3,481,623) -------------------
Total Stockholders' Equity	(4,102)
Total Liabilities and Stockholders' Equity	$373 ==========
The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.
UNAUDITED INCOME STATEMENT (POST-REORGANIZATION)
DECEMBER 31, 2001
From reorganization, September 30, 2001 to December 31, 2001 --------------------

Income	$0
Rent	600
Fees	4,475
Bank charges	27 ---------------------
Total expenses	5,102
Net loss	(5,102) ----------------------
Retained earnings, beginning of period	(3,476,521)
Deficit accumulated	$(3,481,623) ===========
Earnings (loss) per share of common stock, assuming dilution:
Net loss	$0.00 ===========
Weighted average common shares outstanding	342,223,510 ===========

The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.

UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (POST-REORGANIZATION)

DECEMBER 31, 2001
	Common Shares issued and outstanding ---------------	Common Stock ---------------	Preferred Stock -------------	Additional Paid-in Capital --------------	Deficit accumulated ---------------	Total -------------
Balance, pre-reorganization September 30, 2001	332.223,510	$ 33,222	$ 1	$ 3,311,380	$(3,476,521)	$(131,918)
Gain on exchange of equipment for discharge of accounts payable and loans from stockholders	0	0		131,918	0	131,918
Issuance of 10,000,000 shares at $.0001 per share, September 30, 2001	10,000,000 ---------------	1,000 ---------------	0 --------------	0 -----------------	0 ---------------	1,000 --------------
Balance, post-reorganization September 30, 2001	342,223,510	34,222	1	3,443,298	(3,476,521)	1,000
Post-reorganization loss	0	0	0	0	(5,102)	(5,102)
Balance, December 31, 2001	342,223,510 =========	$ 34,222 =========	$ 1 ========	$ 3,443,298 ==========	$(3,481,623) =========	$ (4,120) ========

The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.
UNAUDITED STATEMENTS OF CASH FLOWS (POST-REORGANIZATION)
DECEMBER 31, 2001
From reorganization, Sept. 30, 2001 to December 31, 2001 --------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(5,102)
Non-cash items included in net loss
Adjustments to reconcile net loss to cash used by operating activity

Accounts payable	4,475 -------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(627)
CASH FLOWS FROM INVESTING ACTIVITIES	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,000 ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
1,000
NET INCREASE IN CASH	$373 ===========
The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

NOTE C EXCHANGE OF EQUIPMENT FOR SATISFACTION OF DEBT

Coincident with the reorganization, accounts payable vendors and stockholders with outstanding loans to the Company agreed to accept equipment with a net book value of $71,051 in full satisfaction of debt totaling $202,969. The result was a capital contribution of $131,918.

NOTE D COMMON STOCK ISSUES

On September 30, 2001 the Company sold 10,000,000 shares of its common stock at $.0001 per share for a total of $1,000. The proceeds were to be used for working capital.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

The Directors and Officers of the Company are as follows:

Name Age Positions and Offices Held

Ian McIntyre 47 President, Secretary, Treasurer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Ian McIntyre, President, Secretary, Treasurer and Director

Mr. McIntyre, sole officer and director, was educated in Toronto, Canada. Mr. McIntyre pursued a career in engineering before getting into computers and video games in 1990. Since 1990 he has been a consultant in the computer game industry before being appointed as President of the company in 2001.

Involvement in Certain Legal Proceedings

None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

& MANAGEMENT

The following table sets forth each person known to the Company, as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of Cyber Mark International Corp.'s common stock, by Cyber Mark International Corp.'s directors individually, and by all of the Cyber Mark International Corp.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS
Title of Class	Name of Owner	Shares Beneficially Owned	Percentage Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	None	0	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(a) EXHIBITS.

None.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CYBER MARK INTERNATIONAL CORP.
Dated: April 25, 2002	By: /s/ Ian McIntyre Ian McIntyre

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date
By: /s/Ian McIntyre Ian McIntyre	President, Secretary, Treasurer and Director	April 25, 2002