Form 10KSB/A
period 2001-12-31
CYBERMARK INTERNATIONAL CORP
filed 2002-05-09
CIK 1092299

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than $373 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in its current reorganization plan.

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

ITEM 7. FINANCIAL STATEMENTS

The Audited Financial Statements of December 31, 2001.

CYBER MARK INTERNATIONAL CORP.

DECEMBER 31, 2001

FINANCIAL STATEMENTS

TABLE OF CONTENTS

David E. Coffey 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103

CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Cybermark International Corporation

Las Vegas, Nevada

I have audited the accompanying balance sheets of Cybermark International Corporation. as of December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from September 30, 2001 (date of reorganization) to December 31, 2001. These statements are the responsibility of Cybermark International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cybermark International Corporation as of December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the period from September 30, 2001 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.

Las Vegas, Nevada

May 6, 2002

CYBER MARK INTERNATIONAL CORP.
BALANCE SHEET (POST-REORGANIZATION)
DECEMBER 31, 2001
December 31, 2001 --------------
ASSETS
Cash	$373 -----------------
Total Assets	$373 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$4,475 ----------------
Total Liabilities	4,475
Stockholders' Equity
Common stock, authorized 500,000,000 shares at $.0001 par value, issued and outstanding 342,223,510 shares	34,222

Preferred stock, authorized 3,000,000 shares at $.001 par value, issued and outstanding one (1) share	1

Additional paid-in capital	3,443,298
Deficit accumulated	(3,481,623) -----------------
Total Stockholders' Equity	(4,102)
Total Liabilities and Stockholders' Equity	$373 =========

The accompanying notes are an integral part of these financial statements.

 CYBER MARK INTERNATIONAL CORP.
INCOME STATEMENT (POST-REORGANIZATION)
DECEMBER 31, 2001
From reorganization, September 30, 2001 to December 31, 2001 --------------------

Income	$0
Rent	600
Fees	4,475
Bank charges	27
--------------------
Total expenses	5,102
Net loss	(5,102)
-------------------
Retained earnings, beginning of period	(3,476,521)
--------------------
Deficit accumulated	$(3,481,623)
============
Earnings (loss) per share of common stock, assuming dilution:
Net loss	$0.00
============
Weighted average common shares outstanding	342,223,510

The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (POST-REORGANIZATION)
DECEMBER 31, 2001
	Common Shares issued and outstanding ---------------	Common Stock ---------------	Preferred Stock -------------	Additional Paid-in Capital ----------------	Deficit accumulated ---------------	Total -------------
Balance, pre-reorganization September 30, 2001	332.223,510	$ 33,222	$ 1	$ 3,311,380	$(3,476,521)	$(131,918)
Gain on exchange of equipment for discharge of accounts payable and loans from stockholders	0	0		131,918	0	131,918
Issuance of 10,000,000 shares at $.0001 per share, September 30, 2001	10,000,000 ---------------	1,000 ---------------	0 --------------	0 -----------------	0 ---------------	1,000 --------------
Balance, post-reorganization September 30, 2001	342,223,510	34,222	1	3,443,298	(3,476,521)	1,000
Post-reorganization loss	0	0	0	0	(5,102)	(5,102)
Balance, December 31, 2001	342,223,510 =========	$ 34,222 ========	$ 1 ========	$ 3,443,298 =========	$(3,481,623) =========	$ (4,120) ========

The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS (POST-REORGANIZATION)
DECEMBER 31, 2001
From reorganization, Sept. 30, 2001 to December 31, 2001 --------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(5,102)
Non-cash items included in net loss
Adjustments to reconcile net loss to cash used by operating activity
Accounts payable	4,475 ---------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(627)
CASH FLOWS FROM INVESTING ACTIVITIES	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,000 --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
1,000
NET INCREASE IN CASH	$373 ==============

The accompanying notes are an integral part of these financial statements.

CYBER MARK INTERNATIONAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE A PRE-REORGANIZATION

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

NOTE E SUBSEQUENT EVENTS

The Company was changed from a Delaware corporation to a Nevada corporation on April 18, 2002. Articles of Conversation, from Delaware to Nevada were filed on that date. Articles of Incorporation in Nevada were filed on April 19, 2002.

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

CYBER MARK INTERNATIONAL CORP.
Dated: May 8, 2002	By: /s/ Ian McIntyre Ian McIntyre

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date
By: /s/Ian McIntyre Ian McIntyre	President, Secretary, Treasurer and Director	May 8, 2002