Form 10QSB
period 2002-03-31
CYBERMARK INTERNATIONAL CORP
filed 2002-05-14
CIK 1092299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                         Commission file number 0-26919

                         CYBER MARK INTERNATIONAL CORP.
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                         N/A
- -------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

7500 West Lake Mead Boulevard, Suite 9627
Las Vegas, Nevada                                                98128
-----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number:   (702) 683-3722
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2002, 342,223,510 shares of the Issuer's Common Stock were outstanding.

                           PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


The Audited financial statements for the period ending March 31, 2002













                              Cyber Mark International Corp.
                                    March 31, 2002
                                 Financial Statements

                              TABLE OF CONTENTS

                                                          Page Number


INDEPENDENT ACCOUNTANT'S REPORT                                1

FINANCIAL STATEMENTS (POST-REORGANIZATION)

     Balance sheets                                            2

     Income statements                                         3

     Statement of stockholders' equity                         4

     Statement of cash flows                                   5

     Notes to the Financial Statements                         6

David E. Coffey              3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
CERTIFIED PUBLIC ACCOUNTANT  Phone (702) 871-3979  FAX  (702) 871-6769



INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Cybermark International Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheets of Cybermark International Corporation. as of March 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from September 30, 2001 (date of reorganization) to March 31, 2002. These statements are the responsibility of Cybermark International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cybermark International Corporation as of March 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the cumulative period from September 30, 2001 in conformity with generally accepted accounting principles.


David E. Coffey, C. P. A.
Las Vegas, Nevada
May 13, 2002

                            CYBER MARK INTERNATIONAL CORP.
                          BALANCE SHEET (POST-REORGANIZATION)
                                    MARCH 31, 2002




                                  March 31, 2002        December 31, 2001
                                  --------------        -----------------
ASSETS

Cash                              $       344            $        373
                                  -----------            ------------
     Total Assets                 $       344                     373
                                  ===========            ============

LIABILITIES & STOCKHOLDERS; EQUITY

Accounts payable                  $    7,198                    4,475
                                  -----------            ------------
     Total Liabilities                 7,198                    4,475

Stockholders' Equity
   Common stock, authorized
   500,000,000 shares at
   $.0001 par value, issued
   and outstanding
   342,233,510 shares                  34,222                  34,222
   Preferred stock, authorized
   3,000,000 shares at $.001
   par value, issued and
   outstanding one (1) share                1                       1
   Additional paid-in capital       3,443,298               3,443,298
   Deficit accumulated             (3,484,375)             (3,481,623)
                                  ------------            ------------
     Total Stockholders' Equity        (6,854)                 (4,102)

Total Liabilities
   and Stockholders' Equity       $       344             $       373
                                  ===========             ============





The accompanying notes are an integral part of these financial statements

                            CYBER MARK INTERNATIONAL CORP.
                    SATEMENT OF OPERATIONS (POST-REORGANIZATION)
                       MARCH 31, 2002 AND DECMEBER 31, 2001




                          Three months     From reorganization,   From reorganization,
                          ending           Sept. 30, 2001 to      September 30, 2001
                          March 31, 2002   December 31, 2001      to March 31, 2002
                          --------------   --------------------   ------------------
Income                    $            0   $              0       $           0

Rent                                   0                600                  600
Fees                               1,223              4,475                5,698
Professional fees                  1,500                  0                1,500
Bank charges                          29                 27                   56
                          --------------   ----------------       --------------
Total expenses                     2,752              5,102                7,854

Net loss                          (2,752)            (5,102)              (7,854)
                          ---------------   ----------------      ---------------

Retained earnings,
 beginning of period          (3,481,623)        (3,476,521)          (3,476,521)
                          ---------------   ----------------      ---------------
Deficit accumulated       $   (3,484,375)   $    (3,481,623)      $   (3,484,375)
                          ===============   ================      ===============

Earnings (loss) per share
 of common stock, assuming dilution:

Net loss                  $         0.00    $          0.00       $         0.00
                          ==============    ===============       ===============
Weighted average common
 shares outstanding          342,223,510        342,223,510          342,223,510
                          ==============    ===============       ===============




The accompanying notes are an integral part of these financial statements

                                CYBER MARK INTERNATIONAL CORP.
                  STATEMENT OF STOCKHOLDERS' EQUITY (POST-REORGANIZATION)
                                       MARCH 31, 2002



                              Common shares   Common     Preferred   Additional    Deficit      Total
                              issued and      Stock      Stock       Paid-in       accumulated
                              outstanding                            Capital
                              -------------   --------   ----------  -----------   -----------  -----------
Balance, pre-reorganization
 September 30, 2001             332,223,510   $ 33,222   $      1    $ 3,311,380  $(3,476,521)  $ (131,918)

Gain on exchange of equipment
 for discharge of accounts
 payable and loans from
 stockholders                             0          0                   131,918            0      131,918

Issuance of 10,000,000 shares
 at $.0001 per share,
 September 30, 2001              10,000,000      1,000          0              0            0        1,000
                              -------------  ----------   --------   -----------   ----------  -----------

Balance, post-
 reorganization
 September 30, 2001             342,223,510     34,222          1      3,443,298   (3,476,521)       1,000

Post-reorganization loss                  0          0          0              0       (5,102)      (5,102)
                              --------------  ---------  ---------   ------------  -----------  -----------
Balance, December 31, 2001      342,223,510   $ 34,222   $      1    $ 3,443,298  $(3,481,623)  $   (4,102)

Less net loss                             0          0          0              0       (2,752)      (2,752)
                              --------------   --------  --------    ------------ ------------  -----------
Balance, March 31, 2002         342,223,510      34,222         1      3,443,298   (3,484,375)      (6,854)
                              =============    ========  ========    ============ ============  ===========



















The accompanying notes are an integral part of these financial statements

                          CYBER MARK INTERNATIONAL CORP.
                 STATEMENT OF CASH FLOWS (POST-REORGANIZATION)
                                  MARCH 31, 2002



                              Three months   From reorganization,  From reorganization,
                              ending         Sept. 30, 2001        Sept. 30, 2001
                              March 31, 2002       to                     to
                                             December 31, 2001     March 31, 2002
                              -------------- --------------------  --------------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                      $     (2,752)   $      (5,102)         $       (7,854)
Non-cash items included
 in net loss Adjustments to
 reconcile net loss to cash
 used by operating activity
     Accounts payable                2,723            4,475                    7,198
                              -------------   --------------         ----------------

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES           (29)            (627)                    (656)

CASH FLOWS FROM INVESTING
   ACTIVITIES                            0                0                        0

CASH FLOWS FROM FINANCING
 ACTIVITIES
     Sale of common stock                0            1,000                    1,000
                              -------------   --------------         ----------------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES               0            1,000                    1,000

      NET INCREASE IN CASH             (29)             373          $           344
                                                                     ================
      CASH AT BEGINNING
         OF PERIOD                     373                0
                             --------------   --------------
      CASH AT END OF PERIOD  $         344    $         373
                             =============    ==============



The accompanying notes are an integral part of these financial statements

                            CYBER MARK INTERNATIONAL CORP.
                          NOTES TO THE FINANCIAL STATEMENTS
                        MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE A   PRE-REORGANIZATION

         Cyber Mark International Corp. was incorporated in the State of Delaware on June 9, 1998. The Company was reorganized September 30, 2001.

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

NOTE E   SUBSEQUENT EVENTS

         The Company was changed from a Delaware corporation to a Nevada corporation on April 18, 2002. Articles of Conversion, from Delaware to Nevada, were filed on that date. Articles of Incorporation in Nevada were filed on April 19, 2002.

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

None.


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

                                        CYBER MARK INTERNATIONAL CORP.


Dated:   May 13, 2002                   By: /s/ Ian McIntyre
                                                Ian McIntyre
                                        Title: President