Form 10QSB
period 2002-06-30
CYBERMARK INTERNATIONAL CORP
filed 2002-08-15
CIK 1092299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:
For the Quarterly Period ended June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number 0-26919

CYBER MARK INTERNATIONAL CORP.

-----------------------------------

(Name of Small Business Issuer in Its Charter)
Nevada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7500 West Lake Mead Boulevard, Suite 9627

Las Vegas, Nevada 89128

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (702) 683-3722

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

As of June 30, 2002, 352,223,510 shares of the Issuer's Common Stock were outstanding.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2002

CYBER MARK INTERNATIONAL CORP.

JUNE 30, 2002 and DECEMBER 31, 2001

FINANCIAL STATEMENTS


TABLE OF CONTENTS


David E. Coffey 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103

CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT
To the Board of Directors and Stockholders
of Cyber mark International Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheets of Cyber Mark International Corporation. as of June 30, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from September 30, 2001 (date of reorganization) to June 30, 2002. These statements are the responsibility of Cyber Mark International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cyber Mark International Corporation as of June 30, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the cumulative period from September 30, 2001 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 5, 2002


CYBER MARK INTERNATIONAL CORP.
BALANCE SHEET (POST-REORGANIZATION)
JUNE 30, 2002 and DECEMBER 31, 2001
	June 30, 2002 ----------------	December 31, 2001 ----------------

ASSETS
Cash	$4,799 -------------------	$373 --------------------
Total Assets	$4,799 ===========	$373 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$4,672 ----------------	$4,475 -----------------
Total Liabilities	4,672	4,475
Stockholders' Equity
Common stock, authorized 500,000,000 shares at $.0001 par value, issued and outstanding 352,223,510 shares and 342,223,510 shares, respectively
	35,222	34,222
Preferred stock, authorized 3,000,000 shares at $.001 par value, issued and outstanding one (1) share
	1	1
Additional paid-in capital	3,452,298	3,443,298
Deficit accumulated	(3,487,394) ---------------	(3,481,623) ----------------
Total Stockholders' Equity	127	(4,102)
Total Liabilities and Stockholders' Equity	$4,799 ==========	$373 ============

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS (POST-REORGANIZATION)
JUNE 30, 2002 AND DECEMBER 31, 2001
	Six months ending June 30, 2002 ------------------	From reorganization, Sept. 30, 2001 to December 31, 2001 -----------------------	From reorganization, September 30, 2001 to June 30, 2002 -----------------------

Income	$0	$0	$0
Rent	0	600	600
Fees	1,223	4,475	5,698
Professional fees	4,500	0	4,500
Bank charges	48 -------------------	27 --------------------	75 -------------------
Total expenses	5,771	5,102	10,873
Net loss	(5,771) -------------------	(5,102) --------------------	(10,873) --------------------
Retained earnings, beginning of period	(3,481,623) ---------------	(3,476,521) -----------------	(3,476,521) ---------------------
Deficit accumulated	$(3,487,394) ===========	$(3,481,623) ==============	$(3,487,394) =============
Earnings (loss) per share of common stock, assuming dilution:
Net loss	$0.00 ===========	$0.00 =============	$0.00 =============
Weighted average common shares outstanding	347,223,510 ============	342,223,510 ==============	345,556,843 ==============

The accompanying notes are an integral part of
these financial statements

CYBER MARK INTERNATIONAL CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (POST-REORGANIZATION)
FROM REORGANIZATION SEPTEMBER 30, 2001 TO JUNE 30, 2002
	Common shares issued and outstanding ------------------		Common Stock -----------		Preferred Stock -----------		Additional Paid-in Capital --------------		Deficit accumulated ----------------		Total -----------

		$		$		$		$		$
Balance, pre-reorganization September 30, 2001	332,223,510		33,222		1		3,311,380		(3,476,521)		(131,918)
Gain on exchange of equipment for discharge of accounts payable and loans from stockholders	0		0				131,918		0		131,918
Issuance of 10,000,000 shares at $.0001 per share, September 30, 2001	10,000,000		1,000		0		0		0		1,000
	---------------		-----------		-----------		--------------		----------------		------------
Balance, post-reorganization Sept. 30, 2001	342,223,510		34,222		1		3,443,298		(3,476,521)		1,000
Post-reorganization loss	0		0		0		0		(5,102)		(5,102)
	------------------		-----------		-----------		--------------		----------------		------------
Balance, December 31, 2001	342,223,510		$34,222		$1		$3,443,298		$(3,481,623)		$(4,102)
Issuance of 10,000,000 shares at $.001, April 24, 2002	10,000,000		1,000		0		9,000		0		10,000
Less net loss	0		0		0		0		(5,771)		(5,771)
	------------------		-----------		-----------		--------------		----------------		------------
Balance, June 30, 2002	352,223,510		35,222		1		3,452,298		(3,487,394)		127
	==========		======		======		========		=========		======

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS (POST-REORGANIZATION)
JUNE 30, 2002 AND DECEMBER 31, 2001

	Six months ending June 30, 2002 -----------------	From reorganization, Sept. 30, 2001 to December 31, 2001 --------------------------	From reorganization, Sept. 30, 2001 to June 30, 2002 --------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(5,771)	$(5,102)	$(10,873)
Non-cash items included in net loss Adjustments to reconcile net loss to cash used by operating activity
Accounts payable	197	4,475	4,672
	-----------------	------------------------	------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(5,574)	(627)	(6,201)
CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,000	1,000	2,000
Additional paid-in capital	9,000	0	9,000
	-----------------	------------------------	-----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,000	1,000	11,000
NET INCREASE IN CASH	4,426	373	$4,799 =============
CASH AT BEGINNING OF PERIOD	373 ----------------	0 ---------------------
CASH AT END OF PERIOD	$4,799 ==========	$373 ============

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND DECEMBER 31, 2001

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


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K: None

Exhibits: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CYBER MARK INTERNATIONAL CORP.
Dated: May 13, 2002	By: /s/ Ian McIntyre Ian McIntyre, President
