Form 10QSB
period 2002-09-30
CYBERMARK INTERNATIONAL CORP
filed 2002-11-18
CIK 1092299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:
For the Quarterly Period ended September 30, 2002.

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

As of September 30, 2002, 352,223,510 shares of the Issuer's Common Stock were outstanding.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The Audited financial statements for the period ending September 30, 2002.

CYBER MARK INTERNATIONAL CORP.

SEPTEMBER 30, 2002 and DECEMBER 31, 2001

FINANCIAL STATEMENTS


TABLE OF CONTENTS


David E. Coffey 6767 West Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103

CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT
To the Board of Directors and Stockholders
of Cyber mark International Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheets of Cyber Mark International Corp. as of September 30, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from September 30, 2001 (date of reorganization) to September 30, 2002. These statements are the responsibility of Cyber Mark International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cyber Mark International Corporation as of September 30, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the cumulative period from September 30, 2001 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
November 15, 2002


CYBER MARK INTERNATIONAL CORP.
BALANCE SHEET (POST-REORGANIZATION)
SEPTEMBER 30, 2002 and DECEMBER 31, 2001
	September 30, 2002 ----------------	December 31, 2001 ----------------
ASSETS
Cash	$344 -----------------	$373 -----------------
Total Assets	$344 ==========	$373 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$1,672 -----------------	$4,475 -------------------
Total Liabilities	1,672	4,475
Stockholders' Equity
Common stock, authorized 500,000,000 shares at $.0001 par value, issued and outstanding 352,223,510 shares and 342,223,510 shares, respectively
	35,222	34,222
Preferred stock, authorized 3,000,000 shares at $.001 par value, issued and outstanding one (1) share
	1	1
Additional paid-in capital	3,452,298	3,443,298
Deficit accumulated	(3,488,859) ----------------	(3,481,623) -------------------
Total Stockholders' Equity	(1,338)	(4,102)
Total Liabilities and Stockholders' Equity	$344 =========	$373 ===========

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS (POST-REORGANIZATION)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
	Nine months ending Sept. 30, 2002 ------------------	From reorganization, Sept. 30, 2001 to December 31, 2001 -----------------------	From reorganization, September 30, 2001 to Sept. 30, 2002 -----------------------

Income	$0	$0	$0
Rent	0	600	600
Fees	1,223	4,475	5,698
Professional fees	6,000	0	6,000
Bank charges	13 ------------------	27 --------------------	40 -------------------
Total expenses	7,236	5,102	12,338
Net loss	(7,236) ------------------	(5,102) -------------------	(12,338) ---------------------
Retained earnings, beginning of period	(3,481,623) -------------------	(3,476,521) ---------------------	(3,476,521) --------------------
Deficit accumulated	$(3,488,859) ===========	$(3,481,623) ============	$(3,488,859) ===============
Earnings (loss) per share of common stock, assuming dilution:
Net loss	$0.00	$0.00	$0.00
	==========	============	============
Weighted average common shares outstanding
	348,890,177	342,223,510	347,223,510
	==========	============	============

The accompanying notes are an integral part of
these financial statements

CYBER MARK INTERNATIONAL CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (POST-REORGANIZATION)
FROM REORGANIZATION SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2002
	Common shares issued and outstanding ------------------		Common Stock -----------		Preferred Stock -----------		Additional Paid-in Capital --------------		Deficit accumulated ---------------		Total -----------

		$		$		$		$		$
Balance, pre-reorganization September 30, 2001	332,223,510		33,222		1		3,311,380		(3,476,521)		(131,918)
Gain on exchange of equipment for discharge of accounts payable and loans from stockholders	0		0				131,918		0		131,918
Issuance of 10,000,000 shares at $.0001 per share, September 30, 2001	10,000,000		1,000		0		0		0		1,000
	---------------		------------		------------		--------------		-----------------		-------------
Balance, post-reorganization Sept. 30, 2001	342,223,510		34,222		1		3,443,298		(3,476,521)		1,000
Post-reorganization loss	0		0		0		0		(5,102)		(5,102)
	------------------		------------		-----------		---------------		-----------------		-------------
Balance, December 31, 2001	342,223,510		$34,222		$1		$3,443,298		$(3,481,623)		$(4,102)
Issuance of 10,000,000 shares at $.001, April 24, 2002	10,000,000		1,000		0		9,000		0		10,000
Less net loss	0		0		0		0		(7,236)		(7,236)
	------------------		------------		------------		--------------		-----------------		-------------
Balance, September 30, 2002	352,223,510		35,222		1		3,452,298		(3,488,859		(1,338)
	==========		=======		=======		=========		==========		========

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS (POST-REORGANIZATION)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
	Nine months ending Sept. 30, 2002 -----------------	From reorganization, Sept. 30, 2001 to December 31, 2001 --------------------------	From reorganization, Sept. 30, 2001 to Sept. 30, 2002 --------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(7,236)	$(5,102)	$(12,338)
Non-cash items included in net loss Adjustments to reconcile net loss to cash used by operating activity
Accounts payable	(2,803) ----------------	4,475 -----------------	1,672 -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(5,574)	(627)	(10,666)
CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,000	1,000	2,000
Additional paid-in capital	9,000 ----------------	0 -------------------	9,000 ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,000	1,000	11,000
NET INCREASE IN CASH	(39)	373	$334 ===========
CASH AT BEGINNING OF PERIOD	373 -------------	0 -----------------
CASH AT END OF PERIOD	$334 =========	$373 ===========

The accompanying notes are an integral part of
these financial statements.

CYBER MARK INTERNATIONAL CORP.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

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
CYBER MARK INTERNATIONAL CORP.
Dated: November 18, 2002	By: /s/ Ian McIntyre Ian McIntyre, President
